Form 10KSB
period 1995-12-31
ANNIES HOMEGROWN INC
filed 1996-09-27
CIK 890818

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual  report under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934 for the fiscal year ended December 31, 1995

[ ] Transition  report under Section 13 or 15(d) of the Securities  Exchange Act
    of   1934   For   the   transition   period   from    ________________   to
     _________________

                       Commission file number: 33-93982-LA

                             ANNIE'S HOMEGROWN, INC.
        (Exact name of Small Business Issuer as specified in its charter)

                DELAWARE                                   06-1258214
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

180 SECOND STREET, SUITE 202, CHELSEA, MA                    02150
(Address of principal executive offices)                   (Zip code)

                                 (617) 889-2822
                (Issuer's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

    Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

                              ---------------------

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The Issuer's revenues for the fiscal year ended December 31, 1995 were $4,546,211. As of September 1, 1996, the aggregate market value of the Issuer's voting stock held by non-affiliates was approximately $6,721,602 based on the public offering price of Common Stock of $6.00 per share.

As of September 1, 1996, there were 4,256,985 shares of the Issuer's Common Stock, par value $.001 per share, issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

None

================================================================================





                                     PART I

ITEM 1 DESCRIPTION  OF  THE  BUSINESS

GENERAL

Annie's Homegrown,  Inc. ("Annie's" or the "Company"),  which was founded by Ann
E. Withey and Andrew M. Martin, is engaged in the manufacture, marketing and sale of premium natural macaroni and cheese dinners. The Company's products include: Annie's Shells and Cheddar, Annie's Alfredo, Annie's Whole Wheat Shells and Cheddar and Annie's Mild MexicanTM . The Company's products are manufactured by a contract packer according to the specifications provided by the Company, which include the recipe, ingredients, graphics and packaging for the product. The Company's products are sold primarily through supermarkets and natural and specialty food stores. The Company also private labels a house brand for a specialty retailer, using its premium all natural white cheddar cheese formula together with elbow macaroni. To date, the Company has focused its marketing and distribution efforts on the Northeast and West Coast U.S. markets. The Company has increased its case sales from 20,445 in 1989 to 252,168 in 1995. The Company's strategy is to expand its supermarket distribution nationally in addition to developing new and unique all natural food products to sell to its existing customer base.

Annie's mission is to provide the highest quality, all natural food products to its customers and to serve as an ethically, socially, and environmentally conscious business model for customers, other companies and the food industry. The Company promotes environmental efforts to minimize the consumption of resources and encourages individuals to make personal commitments to social and environmental causes.

The Company was founded in January 1989 as a Delaware corporation. Its principal executive offices are located at 180 Second Street, Suite 202, Chelsea, MA 02150 and its telephone number is (617) 889-2822.

Statements in this Form 10-KSB which are not historical facts, so called "forward looking statements", are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed herein and in the Company's other filings with the Securities and Exchange Commission. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results."

PRODUCTS

The Company manufactures and sells a variety of macaroni and cheese dinners under the Annie's name. The Company's products are made using all natural ingredients including its premium all natural white cheddar cheese formula together with petite pasta shells made from 100% durum semolina. The products include:

Annie's Shells and Cheddar, introduced in January 1989, is made with petite durum semolina pasta shells and premium all natural white Vermont cheddar cheese.

Annie's Alfredo, introduced in August 1989, is made with petite durum semolina pasta shells and premium all natural white Vermont cheddar cheese with garlic and basil.

Annie's Whole Wheat Shells and Cheddar, introduced in February 1990, is made with an organically grown whole wheat pasta shells and premium all natural white Vermont cheddar cheese.

Annie's Mild MexicanTM , introduced in November 1994, is made with petite durum semolina pasta shells and premium all natural white Vermont cheddar cheese and Mexican spices.

The Company's products are typically priced between $0.99 and $1.25 for a 7.25 oz . package.

SALES, MARKETING AND DISTRIBUTION

The Company sells its products primarily through two classes of retailers: (i) supermarket chains, also known as "mass markets;" and (ii) natural and specialty food stores. Selection of new regional markets is based upon consumer profiles, product opportunity and costs of introduction.

In the mass markets, the Company sells to large supermarket chains such as Stop and Shop in New England and Safeway Stores in California. The Company currently has penetrated all of the major supermarket chains in New England, and sells in several major supermarket chains in New York and California. The Company is currently expanding its sales area to include major supermarkets in the Mid-Atlantic states as well as the Rocky Mountain region.

The Company's products are also sold to natural food markets and specialty food stores , such as Whole Foods and Fresh Fields, and to selected natural and specialty food distributors. Buying practices of natural and specialty food stores are highly selective due to the nature of the retailers, which reflect their customers demands for both natural and premium quality products.

In order to sell its products to a supermarket chain or wholesale distributor, the Company retains regional food brokers on a commission basis. Regional food brokers serve as the Company's sales representatives and assists the Company in the sales process. The Company currently has retained 21 food brokers. Using the Company's sales and marketing presentation, the food brokers presents the Company's products to the supermarket or distributor buyer. The key competitive factors in influencing a purchasing decision by the buyer include the product quality, packaging, sales history, profitability and consumer demand. If a buyer decides to accept the product, other issues such as the cost of acquiring shelf space (introductory slotting) and the Company's specific commitments to marketing programs are discussed. Introductory slotting fees and marketing programs often vary from customer to customer. Emphasizing the selling features of its products, the Company, through its brokers, attempts to negotiate the lowest slotting cost. Slotting fees can take the form of cash payments and/or free product allowances. Utilizing the brokers' knowledge of specific accounts, the Company tailors its introductory marketing program to each new account.

The Company's growth strategy is to expand its supermarket distribution nationally in addition to developing new and unique all-natural food products to sell to its existing customer base. The Company expansion strategy prioritizes certain expansion markets based on demographic information obtained from Nielsen North America and Information Resources Inc., two consumer product market research firms. In 1994, sales to one customer accounted for 13% of the Company's net sales, and the Company's top ten accounts accounted for approximately 60% of net sales. In 1995, no one customer accounted for more than 10% of the Company's net sales, and the Company's top ten accounts accounted for approximately 56% of net sales.

The Company's products are shipped directly from the manufacturer via common carrier to either of the Company's two public warehouses located in Massachusetts and California. The Company does not rent the warehouses but is charged based on the amount of use. The Company distributes its products by shipping either directly to supermarket chains' central warehouses, where the products are then redistributed to individual stores as needed, or to a wholesale grocery distributor.

CUSTOMERS

The Company's products are marketed toward mothers, children and young adults. These three groups are the primary purchasers in the macaroni and cheese dinner category. Management believes its customers are people who prefer to buy a natural, better-tasting product and are willing to pay a premium price. Vegetarian Times and Money magazine estimate that Americans are willing to pay as much as 20% more for natural foods.

The Company relies primarily on brand loyalty and word of mouth to promote its products. The Company's marketing strategy is designed to get customers to try its products for the first time and develop brand loyalty. The

Company accomplishes this through continually educating customers about the differences between its all natural products and the competition's artificially flavored products, as well as through product sampling, community giveaways, promotional pricing and account specific marketing events such as buy-one get-one free promotions. The Company's educational and public relations efforts have led to feature articles in daily newspapers such as The Boston Globe and The New York Times.

PRODUCT QUALITY AND DEVELOPMENT

Ann Withey, the Company's co-founder, Director, and Inspirational President, maintains the final responsibility for the recipes for the products. The Company takes great pride in producing high quality, all natural, easy to prepare meals. Annie's petite pasta shells are made from 100% durum semolina flour. Management believes the quality of its 100% durum semolina pasta is one of the more important differences between Annie's and other competitive national brands. Several of the lower priced brands are prepared from a lower grade, less expensive blend of enriched flour. Durum semolina flour produces a golden, translucent looking finished pasta product, while blended enriched flour produces a faded, chalky looking finished product. In 1995, the Company retained a product development consultant to increase the speed at which new products were created and introduced to the market. The consultant will review all recipes and flavors with Ms. Withey and are subject to Ms. Withey's final approval. The Company intends to introduce new products in the later part of 1996.

MANUFACTURING

The Company's products are manufactured by two contract packers according to the specifications provided by the Company, which include the recipe, ingredients, graphics and packaging for the product. The Company has never experienced material shortages or delays in the manufacture of its products. However, its products are subject to the inherent risks in agriculture and all of its products must be transported from its manufacturer and are therefore subject to work stoppages and other risks. The Company believes that there are numerous companies which could manufacture its products under its quality specifications without a substantial increase in cost or delay in delivery.

COMPETITION

The industry in which the Company competes is highly competitive. The principal methods of competition in the macaroni and cheese market include pricing, product quality and taste, brand advertising, trade and consumer promotions, packaging and the development of new products. The Company competes not only for consumer acceptance but also for shelf space in supermarkets and natural food stores and for the marketing focus by the Company's distributors, some of which also distribute other competing products. The Company competes in two primary classes of trade: (I) the mainstream supermarket trade, also known as the "mass markets" and (ii) the natural food trade. The macaroni and cheese category in the mass market trade is highly competitive. The leading brand in the category is Kraft's Original Macaroni and Cheese Dinner (Kraft is owned by Philip Morris Companies, Inc.) which accounted for over 40% of the total dollar sales in the category in 1995 according to Information Resources Infoscan reports. In addition to the Kraft brand, the category is comprised of other products such as Golden Grain (The Quaker Oats Company), private label products (store brands), and several regional brands. Store brands are usually sold at prices well under the Company's products. Most of the companies that compete in the macaroni and cheese category are larger than Annie's and have greater resources.

The Company believes that its products do not directly compete with these "value-priced" lines. The Company's products are positioned as a "premium" brand and viewed as a natural alternative to the low-priced, artificially-flavored brands. Management believes its target customers are people who prefer to buy a natural, better-tasting products and are willing to pay a premium for those products. The Company uses unique, brightly colored packaging to differentiate its products from competing brands, which tend to be very similar in graphical design.

The macaroni and cheese category is less competitive in natural food stores, which do not typically carry Kraft Macaroni and Cheese or Golden Grain. The Company competes in that market with other products based on taste and all natural ingredients. Several of these brands are also offered by companies larger than the Company. There is less pricing competition within this segment, as natural, specialty and gourmet food stores typically sell products based on their quality and ingredients, not price.

The Company believes that the principal bases of competition include price, product quality, taste, reputation and brand loyalty. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will be able to continue to do so. The ability of the Company to compete successfully in the future will depend on factors both within and outside the its control, including the Company's ability to respond to changing market conditions and the activities of its competitors, to control costs, to introduce successful new products, to grow its customer base, and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully with respect to these factors in the future or that present competitors or future entrants will not successfully compete with the Company in the future, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

PHILOSOPHY AND CORPORATE CULTURE

The Company understands that it has a responsibility to produce profits for its shareholders. However, in addition to its corporate responsibilities, the Company is committed to benefiting the community as a reward for its support. Since its inception, the Company has supported hundreds of non-profit and school groups that helped women, children and the environment. Currently, Annie's Homegrown continues to support hundreds of non-profit groups through its Community Enrichment Program.

COMMUNITY ENRICHMENT PROGRAM

Annie's mission is to provide the highest quality all natural food products to its customers and to serve as an ethically, socially, and environmentally conscious business model for customers, other companies and the food industry. Annie's promotes environmental efforts to minimize the consumption of resources and encourages individuals to make personal commitments to social and environmental causes. The Company also actively supports a variety of non-profit and school groups that help women, children and the environment.

The Company's Community Enrichment Program contributes cases of its products to PTA groups, walkathons, book fairs, bake sales, daycare centers and other non-profit groups and events. These groups can give away the cases or sell the free cases as a fund-raiser to generate support for their organization. The Community Enrichment Program helps society and the environment while simultaneously increasing the public awareness for Annie's products.

The Company has also created and supports the Be Green(R) environmental awareness program. Each package of Annie'S describes how individuals can help the environment by increasing environmental awareness. Consumers can receive a free Be Green(R) bumper sticker which helps consumers express their support for the environment. The Company haS distributed over 40,000 of these bumper stickers throughout the United States.

Be Green(R) Magazine is a publication by Annie's and is a forum whereby the Company can communicate its philosophy, products and community programs. Be Green(R) Magazine features inspiring articles and stories, facts about thE environment, coloring pages, comic strips for kids, stories about groups that are helping the environment and society.

The Company also sponsored and has contributed resources to the following organizations, among others:

         SAFE STREETS NOW! -- A successful community program started by Molly Wetzel to close down illegal drug houses.

         UNPLUG! -- A national program started by Marianne Manilov to help parents and teachers to stop the spread of TV commercial advertising in schools.

         THE  AUDUBON   SOCIETY  --   National   environmental   education   and
         conservation programs.

For the year ended December 31, 1994, the Company contributed $ 28,430 in cash, resources and products to various organizations. The Company, adhering to its philosophy, made contributions of approximately $ 38,600 in cash, resources and products for the year ended December 31, 1995.

INTELLECTUAL PROPERTY RIGHTS

The Company regards its trademarks, its packaging, promotional material and other art work and its trade secrets comprising of its processes, formulas, ingredients, and recipes as critical to its success and attempts to protect such property. The Company has registered the following trademarks in the United States; "Rabbit of Approval", "Bernie," "Annie's Pasta," and "Be Green". The Company also uses several other trademarks for which federal trademark registrations are now pending. The Company also uses appropriate copyright notices with its packaging, promotional materials and other art work. The Company's suppliers, pursuant to confidentiality agreements with the Company, have agreed to retain in confidence and not use the Company's trade secrets except for the benefit of the Company. The Company intends to take all necessary and appropriate action to protect against imitation of its products, packaging, promotional materials and other art work and to defend such trademarks, copyrights, and trade secrets. The Company does not have any patents.

REGULATION

The production and marketing of the Company's products are subject to the rules and regulations of various federal, state, and local heath agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of the Company's products.

EMPLOYEES

As of December 31, 1995, the Company had thirteen employees: two general management, one salesperson, five sales and marketing support, and five operations including financial management. The Company has never participated in a collective bargaining agreement. Management believes its relationship with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company leases 800 square feet of office space at 200 Gate Five Road, Suite 211, Sausalito, California and 1,500 square feet at 180 Second Street, Suite 202, Chelsea, Massachusetts. The Sausalito lease expires on September 30, 1997, and has a monthly rent of $1,250. The Chelsea lease expires on December 31, 1996, and has a monthly rent of $1,150 for the term of the lease with an additional amount due for its portion of building expenses over a base period of 1994. The Company believes that both properties are adequately covered by insurance.

The Company believes that its facilities and equipment are in good condition and are suitable for its operations as presently conducted and for its foreseeable future operations. The Company currently believes that additional facilities and equipment can be acquired if necessary, although there can be no assurance that additional facilities and equipment will be available upon reasonable or acceptable terms, if at all.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders in the fourth quarter of 1995.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock, $.001 par value, is not listed on any public securities exchange or market and there can be no assurances that the Company's Common Stock will be listed on a stock exchange or market or that a trading market will ever develop .

The approximate number of record holders of the Company's Common Stock as of June 30, 1996 was 1,450. The Company has never paid a cash dividend with respect to its shares of the Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The Company's net sales are generated by sales to supermarkets and natural and specialty food stores. Net sales are net of product returns and allowances. The Company sells most of its product to its customers on a credit basis with 2% 10 day, net 15 day terms. The Company has developed four premium macaroni and cheese dinners: Annie's Shells and Cheddar, Annie's Alfredo, Annie's Whole Wheat Shells and Cheddar, and Annie's Mild Mexican(TM) . The Company also has an agreement with a specialty retailer to provide a private label house brand using the Company's premium all natural white cheddar cheese formulae together with elbow macaroni.

The Company's cost of sales consists of purchasing finished product from a pasta manufacturer. The products are manufactured according to the specifications provided by the Company, which include the recipe, ingredients, graphics and packaging for the product. The Company products are shipped directly from the manufacturer via common carrier to either of two public warehouses located in Massachusetts and California. The Company distributes its products by either shipping directly to the supermarket chains' central warehouses or to a wholesale grocery distributor.

Selling expenses include the costs of product marketing, sales commissions, cost of product distribution and account management. The Company retains brokers who present the Company's products to supermarket chains and distributors. The brokers work on a commission basis, generally 5% of net cash received. The
Company negotiates, through the broker, the cost of acquiring shelf space (introductory slotting) as well as the continuing support needed for the product as indicated. Introductory slotting fees can take the form of cash payments and/or free product allowances.

The Company's growth strategy is to continue to expand its supermarket and natural food distribution nationally as well as to develop new and unique all natural food products for sale to its existing customer base.



RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations (see Financial Statements and related Notes) for the years indicated:

                                                   YEARS ENDED    DECEMBER 31,
                                                   -----------    ------------
                                                       1994           1995
                                                      ------         ------

     STATEMENTS OF OPERATIONS DATA:
     Net sales..................................      100.00%        100.00%
     Cost of sales..............................       59.16          57.33
     Gross profit...............................       40.84          42.67
     Selling expenses...........................       25.83          29.81
     General and administrative expenses........       13.11          14.01
     Slotting fees..............................        1.31           6.88
     Compensation of outside directors..........        0.00           0.99
     Operating income (loss)....................        0.59          (9.02)
     Interest expense and borrowing charges.....        1.28           1.08
     Interest and other income..................        1.55           0.24
     Income tax expense.........................        0.08           0.06
     Net income (loss)..........................        0.78          (9.92)



FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO FISCAL YEAR ENDED
 DECEMBER 31, 1994

NET SALES. Net sales increased by $1,522,627 or 50.36% from $3,023.584 in 1994 to $4,546,211 in 1995. The net sales increase was primarily a result of growth in the slotting of new accounts as well as slotting of the Company's new product, Annie's Mild MexicanTM , into existing accounts. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company has expanded its supermarket business into the Mid-Atlantic states as well as the Rocky Mountain region. In 1994, sales to one customer accounted for 13% of the Company's net sales, and the Company's top ten accounts sold approximately 60% of net sales. In 1995, none of the Company's accounts sold more than 10% of the Company's net sales, and the Company's top ten accounts sold approximately 56% of net sales. Additionally, the Company was retained by a specialty retailer to produce its private label brand macaroni and cheese dinner using the Company's white cheddar cheese formula. The Company shipped the first private label order in October, 1994.

GROSS PROFIT. As a percentage of net sales, gross profit increased from 40.84% in 1994 to 42.67% in 1995. This increase was primarily a result of the decrease in the purchase price of product from a previous supplier.

SELLING EXPENSES. Selling expenses increased by $574,215 or 73.53% from $780,914 in 1994 to $1,355,129 in 1995 and increased as a percentage of net sales from 25.83% in 1994 to 29.81% in 1995. The increase in selling expenses as a percentage of net sales primarily reflected an increase in spending in three primary areas. The Company hired additional personnel to sell and support its products and customer base. Freight costs increased because the customer base is getting further away from the Company's warehouses in Massachusetts and California. Also, marketing costs, including price reductions and trade show appearances, associated with the continued roll-out of the Company's new Mild Mexican(TM) dinner flavor, were incurred in 1995.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $240,447 or 60.64% from $396,492 in 1994 to $636,939 in 1995 and increased as a percentage of net sales from 13.11% in 1994 to 14.01% in 1995. This increase was due primarily to expenditures related to increased personnel cost due to the hiring of additional staff. The additional staff was needed to handle the administration of the Company's initial public offering and the increase in volume of work.

SLOTTING FEES. Slotting expenses increased by $273,098 or 690.29% from $39,563 in 1994 to $312,661 in 1995, and increased as a percentage of net sales from 1.31% in 1994 to 6.88% in 1995. The increase was due to the

Company's decision to expand by purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

COMPENSATION OF OUTSIDE DIRECTORS. In 1995, $24,000 in compensation for Common Stock issued and $21,000 in compensation for stock options granted was recorded for the four outside directors of the Company. In 1994, the Company had no outside directors nor compensation for its directors who also were employees of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through the initial public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit from a financial institution and cash generated from operations. At December 31, 1995 and December 31, 1994, the Company had a working capital (deficit) of $(193,412) and $126,615, respectively. The decrease in working capital was primarily generated by the amount of working capital spent for introductory slotting fees to fund the Company's expansion.

Net cash provided by operating activities was $40,621 in 1995 consisting primarily of increases in collection on related party accounts, as well as increases in accruals and trade payables and offset in part by increases in slotting and accounts receivables. Net cash used in operating activities for the year ended December 31, 1994 was $79,899, consisting primarily of a decrease in net income along with a substantial increase in accounts receivable and affiliate accounts, offset by a substantial increase in accounts payable and accrued expenses.

Net cash used in investing activities consisted of capital expenditures totaling $18,787 in 1995 and $20,792 in 1994 which related principally to the purchase of office equipment.

The Company had net cash provided by financing activities of $11,187 and $98,411 for 1995 and 1994, respectively. Net cash used in financing activities was used primarily to pay off the revolving line of credit. The Company has a revolving line of credit with a financial institution in the amount of $150,000 which bears interest at the prevailing prime rate plus 3%. In addition, each borrowing incurs a service fee which varies from 0.5% to 8% (up to 90 days) depending on the number of days the borrowing is outstanding. The line of credit is secured by the Company's accounts receivable and inventory and guaranteed by an officer and certain directors of the Company. In June 1996, the Company renegotiated its line of credit with the financial institution. The Company increased its line of credit from $150,000 to $300,000. In addition, the service fees charged were reduced from 0.5% to 8% (up to 90 days) to 0.4% to 6.4% (up to 90 days). The Company also has a $10,000 unsecured line of credit with a bank which bears interest at the prime rate plus 8.9%. At December 31, 1995, the Company had $32,129 of outstanding borrowings under the lines of credit.

In 1992, the Company issued $240,000 of convertible notes to fund continued expansion of the products into different stores. The convertible debt was due on June 30, 1994 and bore interest at 11%. On June 30, 1994, $232,400 of the notes were converted into 193,667 shares of Common Stock and the balance of $7,600 was repaid to the note holder. The Company also has a $7,500 demand note payable to an Officer of the Company which bears interest at 11%. The Company used the proceeds of the note for general working capital.

The Company's primary capital needs are for expansion into national supermarket distribution and to develop new products. The Company intends to expand its supermarket distribution throughout the United States by acquiring shelf space or new "slots" (one product in one store equals one slot). The Company acquired new slots of shelf space during 1995 by opening new accounts and slotting its Alfredo and Mild Mexican products into selected existing accounts. Slotting expenses for 1995 were $312,661. During 1994, the Company incurred slotting expenses of $39,563. The Company's planned expenditures for slotting fees in 1996 are to be funded with a portion of the net proceeds of the initial public offering.

On July 31, 1996, the Company closed its offering. In total, 256,490 shares were sold resulting in gross proceeds of approximately $1,500,000. Expenses from the inception of the offering totaled approximately $325,000. Some of the proceeds were to fund operating losses, which include slotting fees, during the first six months of fiscal 1996 amounting to approximately $440,000. The Company expects profitable operations over the balance of the year. The Company believes that the net proceeds from the public offering, together with the Company's increased line of credit and funds that may be generated from operations, will be sufficient to fund the Company's currently anticipated working capital requirement and expenditure requirements through 1996.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-KSB) may contain statements which are not historical facts, so called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements made above in "Item 2. Description of Property" relating to the suitability of the Company's facilities and equipment for future operations and the availability of additional facilities and equipment in the future and in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of funds for the Company's working capital requirements during 1996 and the Company's expectation that future cash flow will continue to be provided from operations will have any significant impact on its business may be forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss or a very small profit for its entire history and there can be no assurance of it ever achieving consistent profitability. The Company had a working capital deficit of approximately $193,000 at December 31, 1995. and has a revolving line of credit of $300,000 which expires June 1997. In addition, the Company completed its initial public offering in July 1996. The Company may still require additional working capital in the future and there can be no assurance that such working capital will be available on acceptable terms, if at all. The macaroni and cheese marketplace is highly competitive and many of the Company's competitors have significantly greater financial and other resources greater than the Company. The failure of the Company to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company historically has relied on a relatively small number of customers for a large percentage of its total revenues. Loss of, or a decrease in orders from, any one or more of these customers could have a material adverse effect on the Company's results of operations and financial condition.

The Company's strategy is to expand its sales by purchasing shelf space (slotting fees) at major supermarket chains. The inability of the Company to execute this strategy may have a material adverse effect on the Company's business, results of operations, and financial condition.

To date, the Company has relied significantly on the talents and abilities of Ann E. Withey, the Company's co-founder and Inspirational President, and Andrew
M. Martin, the Company's co-founder and Chairman and CEO. The loss of either of these people could have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially affect revenues and profitability, including: competitive pressure on selling prices and margins; cost of ingredients; transportation and distribution costs; timing of customer orders; timing and amount of slotting fees and capital expenditures, particularly if the Company executes its plan for national expansion; and the introduction of new products by the Company's competitors. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, operating results and stock price.


ITEM 7. FINANCIAL STATEMENTS

Please refer to pages F-1 through F-13

Independent Auditors' Report
Balance Sheets at December 31, 1995 and 1994
Statements  of  Operations  for the  Years  ended  December  31,  1995  and 1994
Statements of Stockholders' Equity (Deficit) at December 31, 1995 and 1994 Statements of Cash Flows for the Years ended December 31, 1995 and 1994 Notes to Financial Statements at December 31, 1995 and 1994

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change of accountants nor has there been any disagreements with the accountants on any matter of accounting principles or practices of financial statement disclosure required to be reposted under this item.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, KEY PERSONS AND DIRECTORS

The executive officers and directors of the Company are as follows:

     NAME                       AGE                   POSITION
     ----                       ---                   --------

     Ann E. Withey               33     Inspirational President and Director
     Andrew Martin               41     Chairman and Chief Executive Officer
     Deborah Churchill           33     President and Director
     Neil Raiff                  38     Chief Operating Officer and Treasurer
     Paul Nardone                28     Executive Vice President of Sales
     Celinda Shannon             29     Secretary
     Brady Bevis                 52     Director
     Pam Monroe                  45     Director
     David Simpson               39     Director
     Tom Van Dyck                38     Director

ANN E. WITHEY co-founded the Company in 1989 and is currently a director and the Company's Inspirational President. Ms. Withey has served as a director of the Company since 1989. Ms. Withey's responsibilities also include new product development and consumer correspondence and relations. Approximately 95% of Ms. Withey's time is devoted to the Company's matters. Ms. Withey is also a co-founder and is currently a director of The Good Idea Foods Company, Inc. Ms. Withey was co-founder of Smartfood, Inc. and creator of the original recipe for Smartfood Popcorn. Smartfood Inc. was sold to Frito-Lay a division of PepsiCo in 1989. Ms. Withey and her husband own and operate a small organic produce farm in Connecticut. Ms. Withey actively supports a variety of programs that benefit women, children, education and the environment. Ms. Withey holds a B.A. degree from the University of Connecticut.

ANDREW M. MARTIN co-founded the Company, and since 1989, has been the Company's Chairman and Chief Executive Officer. Mr. Martin participates in all aspects of the Company's development, including strategic planning, product development, finance, management, sales and marketing. Mr. Martin was a co-founder, President and Chairman of Smartfood, Inc. In 1989, Mr. Martin founded, and is currently the

Chairman and Chief Executive Officer of Simple Packaging Solutions, Inc., an international packaging technology corporation located in Sausalito, California. In 1993, Mr. Martin also founded, and is currently the Chairman and Chief Executive Officer of The Good Idea Foods Company, Inc., a regional snack food company located in Chelsea, Massachusetts. Mr. Martin spends approximately 60% of his time on matters relating to Annie's Homegrown, Inc. Mr. Martin holds several international and national patents and awards for technology excellence. He has also created several successful programs to benefit the homeless and the environment.

DEBORAH CHURCHILL has served as the Company's President and a director since 1991. Her responsibilities include serving as a spokesperson for the Company, its products and philosophy. She has been honored as a speaker by many groups on behalf of issues relating to women, business and the environment. Ms. Churchill works closely with the Company's Chief Operating Officer and Treasurer in directing Company matters. She is also a director of Simple Packaging Solutions, Inc. and the Good Idea Foods Company, Inc. Prior to joining the Company in May
1990, Ms. Churchill was a District Loan Officer, in charge of all loan operations in Northern California, with Glendale Federal Bank of San Mateo California. Ms. Churchill holds a B.A. in Economics from the University of California at Santa Barbara.

NEIL RAIFF is a certified public accountant and currently serves as the Company's Chief Operating Officer and Treasurer. From 1989 to September 1994, Mr. Raiff served in this capacity on a contractual basis. On October 1, 1994, Mr. Raiff was retained as a part-time employee, and in May 1995 his status was changed to a full-time employee. Mr. Raiff is responsible for all financial and administrative functions including financial forecasting and strategic planning, expense control, accounting, purchasing and banking and insurance relationships. From 1991 to May 1995, Mr. Raiff was self employed as a CPA in private practice. From 1989 to 1991, Mr. Raiff was a Manager with Cohen and Havian, certified public accountants in Boston, Massachusetts. Mr. Raiff holds a B.S. in Accountancy from Bentley College in Waltham, Massachusetts.

PAUL NARDONE is currently the Company's Executive Vice President of Sales. Mr. Nardone is responsible for managing the Company's strategic national sales plan. In 1988, Mr. Nardone founded Olde Boston Snacks, a distributor of gourmet nuts and natural snack mixes. Mr. Nardone continues to work in an advisory role with Olde Boston Snacks. In 1990, Mr. Nardone founded New England Snacks, Inc., a regional snack food distributorship. In March, 1992, New England Snacks, Inc. was sold to Alternative Distributors where Mr. Nardone served as Vice President of sales until joining the Company in 1993. Mr. Nardone also serves as President of Good Idea Foods Company, Inc. Approximately 95% of his time is spent on matters relating to Annie's Homegrown, Inc. Mr. Nardone holds a B.A. degree in Political Science from Tufts University in Medford, Massachusetts.

CELINDA SHANNON currently serves as the Company's Secretary. Since joining the Company in 1992, she has held a variety of roles including assistant to the Chairman, New Product Development, Marketing and Sales Management and Package Design. Currently, Ms. Shannon is managing shareholder relations. Prior to joining the Company, Ms. Shannon was employed since 1989 as a Marketing Specialist by Wood Logan Associates located in Old Greenwich, Connecticut. Ms. Shannon successfully completed the Series 63 - Uniform State Securities Law and Series 6 - Annuity and Mutual Funds, Life and Variable Insurance Examinations. Ms. Shannon holds a B.A. degree in French from Trinity College in Hartford, Connecticut.

BRADY BEVIS was elected a director in May, 1995. Ms. Bevis, a public interest lawyer and businesswoman, is currently the Program Coordinator for the Bay Area Multimedia Partnership. Ms. Bevis was formerly on the Board of Supervisors for the County of Marin during which she ended the 17-year polarization over the conversion of Hamilton Air Force Base and started a collaborative process for planning its future. Prior to elected office, Ms. Bevis was Chair of the Marin SANE/Freeze, active in the nation wide Lawyers Alliance on Nuclear Policy, and the Marin County Peace Conversion Commission. Ms. Bevis was a founding member of Marin Action, Exodus - establishing residential treatment facilities for autistic children, and the Marin County Commission on Homelessness. In addition, Ms. Bevis has served on the Boards of Directors for numerous organizations including The California Council on Partnerships, Marin Conservation League, and the California Elected Women's Association for Education and Research.

PAMELA MONROE became a director in May, 1995. Ms. Monroe is the Founder of Monroe Associates, which is an executive search firm that offers retained recruiting services for key positions in the money management , investing management, and capital equipment leasing industries. Previously, Ms. Monroe was a Vice President with Chase Manhattan Bank. Ms. Monroe also serves as the
Immediate Post President of the San Francisco Chapter of the National Association for Women Business Owners (NAWBO). In addition, she is a mender of the Board of Governors for the City Club of San Francisco and serves as a member of the Junior League of San Francisco, Professional Business Women's Conference, An Income of Her Own, and Alumnae Resources. Ms. Monroe earned a degree in Business Administration and a specialization in business finance from Arizona State University in 1973.

DAVID SIMPSON has served as a director of the Company since May, 1995. Mr. Simpson is a senior partner in the San Francisco law firm of Young, Vogl, Harlick & Wilson, where he practices regulatory and business law. Prior to commencing his law practice in 1986, Mr. Simpson was an award-winning investigative newspaper reporter, covering the environment and regulated businesses. Mr. Simpson chairs the Community Service Committee of Temple
Emanu-El and is a tutor and fund raiser for Back-on-Track, a San Francisco mentoring/literacy project for at-risk children. He received his B.A. from Williams College, his M.A. in politics/philosophy from Oxford University and his J.D. from Golden Gate University.

TOM VAN DYCK has been a director of the Company since May, 1995. Mr. Van Dyck is a co-founder of Progressive Asset Management, a full resource securities broker-dealer specializing in socially responsible investing, and President of Progressive Portfolio Services, a consulting service which utilizes top performing social money managers who are capable of applying social screens. Prior to joining Progressive Asset Management, Mr. Van Dyck was a financial consultant with Dean Witter, where he specialized in socially responsible investing.  Mr.  Van  Dyck is  President  of Safe  Streets  Now!,  a  non-profit
organization   which  sues   landlords  of  crack  houses  to  make   distressed
neighborhoods safe for the community. Safe Streets Now! was a recipient of a 1993 Ford Foundation Award. Prior to his career in investments, Mr. Van Dyck worked with the Fund for Secure Energy, where he served as a consultant to assist grassroots organizations in raising money to close nuclear power plants such as Indian Point and Three Mile Island. Mr. Van Dyck holds a B.A. in Political Science from Duke University.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not Applicable

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended December 31, 1995, certain compensation paid by the Company, including salary, bonuses and certain other compensation, to its Chief Executive Officer and all other executive officers whose annual compensation for the year ended December 31,1995 exceeded $100,000 (the "Named Executive Officers").


SUMMARY COMPENSATION TABLE


                                        ANNUAL COMPENSATION    LONG-TERM COMPENSATION
                                       --------------------    ----------------------
                                                               NUMBER OF
                                                              SECURITIES
                                                              ALL OTHER
NAME AND PRINCIPAL POSITION               SALARY     BONUS    OPTIONS      COMPENSATION
- ---------------------------               ------     -----    ---------    ------------

Andrew M. Martin.....................    $84,000      --       37,302          --
  Chairman & Chief Executive Officer


OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to the Named Executive Officers concerning the grant of options during fiscal 1995, under the Company's 1990 Incentive Stock Option Plan.



                                                        INDIVIDUAL GRANTS
                                       --------------------------------------------------
                                        NUMBER OF    PERCENT OF
                                       SECURITIES  TOTAL OPTIONS    EXERCISE
                                       UNDERLYING   GRANTED TO      OR BASE
                                        OPTIONS    EMPLOYEES FOR     PRICE      EXPIRATION
NAME                                    GRANTED      1995 YEAR      $/SHARE        DATE
- ----                                   ---------  ---------------   ---------   ----------

Andrew M. Martin.....................    37,302       37.22%       $5.90(1)    1/16/2000
 Chairman & Chief Executive Officer

(1) The exercise price on the date of grant was equal to or exceeded 110% of the fair market value of the Common Stock of the Company on the date of grant.


AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal 1995 and unexercised options held as of the end of fiscal 1995.



                                                              NUMBER OF         VALUE OF
                                                             SECURITIES        UNEXERCISED
                                                             UNDERLYING       IN-THE-MONEY
                                                             UNEXERCISED       OPTIONS AT
                                                           OPTIONS AT FY-     FY-END ($)(1)
                                        SHARES ACQUIRED   END EXERCISABLE/     EXERCISABLE/
NAME                                     ON EXERCISE       UNEXERCISABLE      UNEXERCISABLE
                                        ---------------   ---------------     --------------

Andrew M. Martin......................      --              268,874/0         $1,177,444/$0
 Chairman & Chief Executive Officer

(1)  Calculated  based on the initial  public  offering  price of the  Company's
     Common Stock ($6.00), minus the exercise price of the option.


DIRECTOR COMPENSATION

Directors are not paid any salary, fees or other compensation for services as a director, except for shares and options to non-employee members of the Board of Directors. Directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. During its fiscal year ended December 31, 1994, there were no non-employee directors on the Company's Board.

In May 1995, the Company's directors expanded the board and appointed Ms. Bevis, Ms. Monroe, Mr. Simpson and Mr. Van Dyck to its Board of Directors. Each of the non-employee directors were issued 1,000 shares of the Company's Common Stock, as compensation for service as a director, and each was granted an option to purchase 10,000 shares of the Company's Common Stock at an exercise price equal to 85% of the initial public offering price in the Company's initial public offering. These options became fully vested on May 31, 1996 and expire if not exercised by May 31, 1999.

1990 INCENTIVE STOCK OPTIONS PLAN

In January 1990, the Company adopted an incentive stock option plan (the "Plan"). The purpose of the plan is to encourage ownership of Common Stock of the Company by officers, key employees, directors, consultants and other persons not employed by the Company. Pursuant to the Plan, the Company may grant incentive stock options and non-qualified stock options to the Company's employees, officers, directors and consultants. A total of 969,854 shares of Common Stock were reserved for issuance under the Plan. The Board of Directors is authorized to determine the employees, officers, directors and consultants to whom options are granted and the number of shares for each option. The Board also interprets the Plan and the options granted thereunder and is authorized to adopt, amend or rescind the rules and regulations and make all other determinations necessary or advisable for the administration of the Plan.

The Board has the discretion to determine the extent to which an option may be exercised in part and the extent to which any part may or may not be exercised prior to expiration of specified periods of time after the grant. However, no option shall be exercisable to any extent after the expiration of ten years (five years in the case of an incentive stock option granted to a greater-than 10% shareholder). If the optionee terminates his or her services with the Company, the optionee must exercise the option within the earlier of the expiration date of such option or within 30 days of termination of services for any reason other than death, retirement or disability. In the event of death or retirement, the incentive stock option shall terminate at the earlier of such date of expiration or within 180 days and 90 days respectively following such event. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. The exercise price of incentive stock options granted to an optionee who owns stock possessing more than 10% of the Company's Common Stock must equal at least 110% of the fair market value of the Common Stock on the date of grant.

As of December 31, 1995, options to purchase an aggregate of 957,519 shares were outstanding at exercise prices per share ranging from $0.007 to $5.90, and 12,338 shares of Common Stock were available for future grants under the Plan. The Plan may be amended at any time by the Board, although certain amendments would require shareholder approval. The Plan will terminate in January, 2000, unless earlier terminated when the total amount of Common Stock with respect to which options may be granted shall have been issued upon the exercise of options or by action of the Board, whichever shall occur first.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of December 31, 1995, for (i) each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock; (ii) each director; and
(iii) all directors and executive officers as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.




      DIRECTORS,                                SHARES          PERCENTAGE OF
  EXECUTIVE OFFICERS                         BENEFICIALLY       COMMON SHARES
 AND 5% SHAREHOLDERS:                           OWNED         OUTSTANDING (1)(2)
 --------------------                           -----         ------------------
Ann E. Withey (3)
c/o Annie's Homegrown, Inc.
180 Second Street, Suite 202
Chelsea, MA  02150.....................       1,704,209               39.18%

Andrew Martin (4)
c/o Annie's Homegrown, Inc.
200 Gate Five Road., Suite 211
Sausalito, CA  94965...................       1,785,679               40.15%

Deborah Churchill (5)..................         185,266                4.27%

Brady Bevis (6)........................          11,000                  *

Pam Monroe (6).........................          11,000                  *

David Simpson (6)......................          11,000                  *

Tom Van Dyck (6).......................          11,000                  *


All directors and executive officers
  as a group (10 persons) (7)......           3,965,619                79.12%

 *    Less than 1% of total voting securities
(1) Shares of Common Stock subject to options exercisable within 60 days of December 31, 1995, are deemed outstanding for computing the percentage of the person or group holding such securities.
(2) Percentage of beneficial ownership is calculated on the basis of the amount of outstanding securities at December 31, 1995 (4,178,211) plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options or other rights.
(3) Includes 171,839 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's 1990 Incentive Stock Option Plan.
(4) Includes 268,874 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's 1990 Incentive Stock Option Plan.
(5) Includes 59,155 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's 1990 Incentive Stock Option Plan.
(6) Includes 10,000 shares of Common Stock issuable upon exercise of certain options granted pursuant to receiving outside directors compensation.
(7) Includes 834,110 shares of Common Stock issuable upon exercise of certain options granted to directors and executive officers pursuant to the Company's 1990 Incentive Stock Option Plan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Andrew Martin, Chairman and Chief Executive Officer and a Director of the Company, is also the majority shareowner and holds similar offices with Simple Packaging Solutions, Inc. ("Simpak") and Good Idea Foods Company, Inc. ("Good Idea"). Ann Withey , Inspirational President and Director of the Company, is also a Director of Good Idea. Deborah Churchill, President and Director of the Company, is also a Director of Simpak and Good Idea. Ms. Withey and Ms. Churchill each own less than 5% of the outstanding shares of Simpak. Ms. Withey is a 25% shareowner of Good Idea. Paul Nardone, Executive Vice President of
Sales of Annie's Homegrown, Inc., is President of Good Idea and devotes approximately 3% of his time to the Good Idea business.

     Simpak has borrowed from the Company, for which it has been charged interest at the rate of 11%. At December 31, 1995, there was no outstanding balance. See Note 4 of Notes to Financial Statements. All future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to Annie's than those that can be obtained from unaffiliated third parties; and all future material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS

  Exhibit Number                      Description
  --------------                      -----------

  *  3.1           Certificate of incorporation, as amended
  *  3.2           By-Laws, as amended
  **10.1           Lease agreement with Second Street Limited Partnership
                   dated December  19, 1994 for Chelsea, MA office
  **10.2           Lease agreement with Marin Freeholders dated
                   August 31, 1995 for Sausalito, CA office
  **10.3           1990 Incentive Stock Option Plan
   *10.41      Loan Agreement and Security Agreement with Inventory
               Addendum  dated June 7, 1996 with Presidential
                   Financial Corporation of Massachusetts
   *10.42      Demand and Secured Promisary Note  dated June 7, 1996
               payable to Presidential Financial Corporation of
               Massachusetts
   *10.5           Manufacturing  Agreement with Pasta USA, Inc.
                   dated May 17, 1995
   *11             Computation of Per Share Earnings
   *24.1           Power of Attorney (included on Signature Page of this report)
   *27.1           Financial Data Schedule

- -------------------

 * Filed herewith
** Previously filed as an Exhibit to the Company Registration  statement on Form
   SB-2 (R6 No. 33-93982-L.A.) and incorporated herein by reference.



(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended December 31, 1995.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ANNIE'S HOMEGROWN, INC.
                                               Registrant

                                               /s/ Andrew Martin
                                               --------------------------
                                               Andrew Martin, Chairman
                                               Chairman, Chief Executive Officer

                                               September 24, 1996
                                               Date


Each person whose signature appears below appoints Andrew M. Martin, Deborah Churchill, Neil Raiff, or his or her attorney-in-fact, with full power of substitution and resubstitution to sign any and all amendments to this report on Form 10-KSB of Annie's Homegrown, Inc. and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




     SIGNATURE                                       TITLE                              DATE
     ---------                                       -----                              ----



/s/ Andrew M. Martin
- -------------------------------     Chairman, Chief Executive Officer             Sept  24 , 1996
Andrew M. Martin                    and Director (Principal Executive Officer)



/s/ Ann E. Withey
- -------------------------------     Inspirational President & Director           Sept   24 , 1996
Ann E. Withey



/s/ Deborah Churchill
- -------------------------------     President & Director                          Sept  24 , 1996
Deborah Churchill



/s/ Neil Raiff
- -------------------------------     Chief Operating Officer & Treasurer          Sept   24 , 1996
Neil Raiff                          (Principal Financial and Accounting
                                    Officer)



/s/ Brady Bevis
- -------------------------------     Director                                     Sept   24 , 1996
Brady Bevis



                         SUPPLEMENTAL INFORMATION TO BE
                      FURNISHED WITH REPORTS FILED PURSUANT
                        TO SECTION 15(D) OF THE EXCHANGE
                          ACT BY NON-REPORTING ISSUERS


No annual report or proxy material has been sent to the Issuer's security holders with respect to the year ended December 31, 1995. A copy of the Issuer's Annual Report to Shareholders for the fiscal year ended December 31, 1995 and the Issuer's Proxy Statement for the 1996 Special Meeting in Lieu of Annual Meeting of Shareholders will be furnished to shareholders and filed with the Securities and Exchange Commission on or about September 30, 1996.



                             ANNIE'S HOMEGROWN, INC.

                              Financial Statements

                           December 31, 1995 and 1994


                   (With Independent Auditors' Report Thereon)












                      LETTERHEAD OF KPMG PEAT MARWICK LLP






                          Independent Auditors' Report



The Board of Directors
Annie's Homegrown, Inc.:

We have audited the accompanying balance sheets of Annie's Homegrown, Inc. as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Annie's Homegrown, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                   [GRAPHIC OMITTED]



Boston,  Massachusetts
March 15, 1996, except as to the
second paragraph of note 8, which
is as of July 31, 1996.







                             ANNIE'S HOMEGROWN, INC.

                                 Balance Sheets


                                                                        December 31,
                                                                        ------------
          Assets                                                    1994           1995
          ------                                                    ----           ----

Current assets:
     Cash and cash equivalents                                  $     2,442         35,463
     Accounts receivable:
        Trade (notes 5 and 9)                                       221,810        204,693
        Related parties (note 4)                                    372,126         20,753
     Inventory (note 5)                                             205,380        405,764
     Other current assets                                             7,052            500
                                                                -----------    -----------
               Total current assets                                 808,810        667,173
                                                                -----------    -----------

Office equipment                                                     37,835         56,622
Accumulated depreciation                                            (14,625)       (24,291)
                                                                -----------    -----------
               Office equipment, net                                 23,210         32,331
                                                                -----------    -----------

Due from officer (note 4)                                             -             75,000
Other assets                                                          1,291         19,153
                                                                -----------    -----------

               Total assets                                     $   833,311        793,657
                                                                ===========    ===========

        Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Notes payable (note 5)                                     $   126,408         39,629
     Accounts payable, trade (note 10)                              318,741        591,659
     Accrued expenses (note 6)                                      115,098        179,583
     Exercised options payable (note 8)                              90,000              -
     Due to employees                                                31,948         49,714
                                                                -----------    -----------
               Total current liabilities                            682,195        860,585
                                                                -----------    -----------

Commitments (note 7)

Stockholders' equity (deficit) (note 8):
     Common stock, $.001 par value.  Authorized 10,000,000
        shares; issued 4,013,906 and 4,178,211
        shares at December 31, 1994 and 1995, respectively            4,014          4,178
     Additional paid-in capital                                     476,966        726,518
     Accumulated deficit                                           (239,864)      (690,874)
     Note receivable shareholder                                        -           (1,750)
     Deferred compensation                                              -          (15,000)
     Treasury stock, 111,906 common shares at cost                  (90,000)       (90,000)
                                                                -----------    -----------
               Total stockholders' equity (deficit)                 151,116        (66,928)
                                                                -----------    -----------

               Total liabilities and stockholders'
                equity (deficit)                                $   833,311        793,657
                                                                ===========    ===========


                 See accompanying notes to financial statements.








                             ANNIE'S HOMEGROWN, INC.

                            Statements of Operations




                                                                          Year ended
                                                                          December 31,
                                                                          ------------
                                                                    1994              1995
                                                                    ----              ----

Net sales (note 9)                                              $   3,023,584         4,546,211
Cost of sales                                                       1,788,720         2,606,381
                                                                -------------     -------------
           Gross profit                                             1,234,864         1,939,830
                                                                -------------     -------------

Operating expenses:
     Selling                                                          780,914         1,355,129
     General and administrative (note 4)                              396,492           636,939
     Slotting fees (note 2e)                                           39,563           312,661
     Compensation of outside directors (note 8)                          -               45,000
                                                                -------------     -------------
           Total operating expenses                                 1,216,969         2,349,729
                                                                -------------     -------------

           Operating income (loss)                                     17,895          (409,899)

Other income (expense):
     Interest expense and borrowing charges (note 5)                  (38,712)          (49,092)
     Interest and other income (note 4)                                46,968            10,846
                                                                -------------     -------------

           Income (loss) before income tax expense                     26,151          (448,145)

Income tax expense (note 3)                                             2,275             2,865
                                                                -------------     -------------

           Net income (loss)                                    $      23,876          (451,010)
                                                                =============     =============

Primary net income (loss) per share                             $         .01             (.11)
                                                                =============     ============

Primary weighted average common shares outstanding                  3,927,142         3,986,769
                                                                =============     =============


                See accompanying notes to financial statements.








                             ANNIE'S HOMEGROWN, INC.

                   Statement of Stockholders' Equity (Deficit)




                                               Common Stock            Additional                      Note from     Deferred
                                            -------------------         paid-in       Accumulated    receivable     compensation
                                            Shares       Amount         capital         deficit      shareholder     directors
                                            ------       ------         -------         -------      -----------     ---------

Balance at December 31, 1993              3,662,271    $   3,662     $   238,948       $ (263,740)    $   -          $   -

    Issuance of common stock                  4,477            5           3,595            -             -              -

    Common stock issued upon
      debenture conversion (note 8)         288,967          289         232,111            -             -              -

    Exercise of stock options (note 8)       58,191           58           2,312            -             -              -

    Exercise of put option (note 8)           -              -               -              -             -              -

    Net income                                -              -               -             23,876         -              -
                                         ----------        -----        --------       ----------     ---------    ----------

Balance at December 31, 1994              4,013,906        4,014         476,966         (239,864)        -              -

    Exercise of stock options (note 8)       94,000           94           3,686            -           (1,750)          -

    Grant of common stock to
      directors (note 8)                      4,000            4          23,996            -             -              -

    Issuance of common stock upon
      public offering (note 8)               66,305           66         397,764            -             -              -

    Public offering costs (note 8)            -              -          (211,894)           -             -              -

    Deferred compensation relating to
      directors stock options (note 8)        -              -            36,000            -             -            (15,000)

    Net loss                                  -            -               -             (451,010)        -              -
                                         ----------        -----        --------       ----------    ---------      ----------
Balance at December 31, 1995              4,178,211    $   4,178     $   726,518      $  (690,874)   $  (1,750)     $  (15,000)
                                         ==========        =====        ========       ==========    =========      ==========







                                                  Treasury Stock        Stockholders'
                                              ---------------------        equity
                                              Shares         Amount       (deficit)
                                              ------         ------       ---------

Balance at December 31, 1993                    -           $   -        $(21,130)

    Issuance of common stock                    -               -           3,600

    Common stock issued upon
      debenture conversion (note 8)             -               -         232,400

    Exercise of stock options (note 8)          -               -           2,370

    Exercise of put option (note 8)          111,906        (90,000)      (90,000)

    Net income                                  -               -          23,876
                                            --------        -------     ---------

Balance at December 31, 1994                 111,906        (90,000)      151,116

    Exercise of stock options (note 8)          -              -            2,030

    Grant of common stock to
      directors (note 8)                        -              -           24,000

    Issuance of common stock upon
      public offering (note 8)                  -              -          397,830

    Public offering costs (note 8)              -              -         (211,894)

    Deferred compensation relating to
      directors stock options (note 8)          -              -           21,000

    Net loss                                    -              -         (451,010)
                                            --------       -------       --------
Balance at December 31, 1995                 111,906      $(90,000)    $  (66,928)
                                            ========      ========     ==========



                See accompanying notes to financial statements.







                             ANNIE'S HOMEGROWN, INC.

                            Statements of Cash Flows


                                                                                                     Year ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                                1994             1995
                                                                                                ----             ----

Cash flows from operating activities:
    Net income (loss)                                                                    $        23,876       (451,010)
    Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
          Depreciation and amortization                                                            5,512          9,666
          Outside directors compensation                                                               -         45,000
          Changes in:
              Accounts receivable - trade                                                       (114,565)        17,117
              Affiliate accounts, net                                                           (189,898)       276,373
              Inventory                                                                          (74,238)      (200,384)
              Other assets                                                                        (7,843)       (11,310)
              Accounts payable - trade                                                           180,332        272,918
              Accrued expenses                                                                    82,098         64,485
              Due to employees                                                                    14,827         17,766
                                                                                             -----------    -----------
                   Net cash (used in) provided by operating activities                           (79,899)        40,621
                                                                                             -----------    -----------

Cash flows from investing activities:
    Purchase of office equipment                                                                 (20,792)       (18,787)
                                                                                             -----------    -----------
                   Net cash used in investing activities                                         (20,792)       (18,787)
                                                                                             -----------    -----------

Cash flows from financing activities:
    Repayment of notes payable                                                                    (2,600)      (176,779)
    Net proceeds from note payable                                                                95,041              -
    Issuance of common stock and exercise of stock options, net                                    5,970        187,966
                                                                                             -----------    -----------
                   Net cash provided by financing activities                                      98,411         11,187
                                                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents                                              (2,280)        33,021

Cash and cash equivalents at beginning of period                                                   4,722          2,442
                                                                                             -----------    -----------

Cash and cash equivalents at end of period                                               $         2,442         35,463
                                                                                             ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                               $        16,071          4,299
                                                                                             ===========    ===========
    Cash paid for income taxes                                                           $         2,275          2,865
                                                                                             ===========    ===========

Supplemental disclosure of noncash financing activities are as follows:
    During 1995, $24,000 and $21,000 in compensation expense was recorded for common stock issued and stock options granted to four outside directors, respectively.

                See accompanying notes to financial statements.







                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements

                           December 31, 1994 and 1995


(1)    DESCRIPTION OF BUSINESS

       Annie's Homegrown, Inc. (the "Company"), incorporated in 1989, sells premium macaroni and cheese food products to the natural food and grocery business.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) Cash and Cash Equivalents
       For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

       (b) Inventories
       Inventories are valued at the lower of average cost, using the first-in, first-out method, or market.

       (c) Office Equipment
       Office equipment is recorded at cost. The cost of office equipment is depreciated using accelerated depreciation methods over the estimated useful lives of the related assets. The estimated useful lives are 5-7 years.

       (d) Income Taxes
       Amounts  in  the  financial   statements  related  to  income  taxes  are
           calculated using the principles of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Under Statement No. 109, prepaid and deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be recognized.

       (e) Slotting Fees
       Introductory slotting fees paid as required by most retailers for the acquisition of shelf space at supermarkets are fully expensed at the time of new product introduction.

       (f) Initial Public Offering
       In anticipation of its initial public offering (IPO) of common stock, the Company effected a recapitalization which included a 1.4920836-for-1 stock split in June 1995. The common stock outstanding and weighted average shares outstanding for all periods presented have been adjusted for this stock split. After giving effect to the recapitalization, the authorized capital stock of the Company consists of 10,000,000 shares of common stock, $.001 par value. The financial statements reflect the increase in the number of authorized shares of common stock for all periods presented.


                                                                     (Continued)

                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements


       (g) Income (Loss) Per Share
       Net income (loss) per share is computed based on the weighted average number of common shares outstanding during each period after giving effect to the dilutive effect of stock options, which are considered common stock equivalents. For 1995, the (loss) per share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents would be antidilutive.

       Pursuant to Securities and Exchange  Commission Staff Accounting Bulletin
           No. 83, common stock issued for consideration below the assumed IPO price of $6.00 per share and stock options issued with exercise prices below the IPO price during the twelve-month period preceding the date of the initial filing of the Registration Statement have been included in the calculation of common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented.

       (h) Use of Estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (i) Fair Value of Financial Instruments
       Cashand cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable carrying amounts approximate fair value because of the short maturity of those instruments.

(3)    INCOME TAXES

       Income tax expense consists of:


                                                        Years ended
                                                        December 31,
                                                        ------------
                                                       1994        1995
                                                       ----        ----

           Federal                                   $    -           -
           State                                        2,275       2,865
                                                     --------    --------
                                                     $  2,275       2,865
                                                     ========    ========


       As of December 31, 1995, the Company had the following net operating loss carryforwards for tax purposes:



           Federal                                             $  501,983
                                                               ==========
           State                                               $  577,711
                                                               ==========


                                                                     (Continued)

                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements


       These net operating loss carryforwards are available to offset future federal/state taxable income through 2007. The Company also has alternative minimum tax net operating loss carryforwards of $529,790 as of December 31, 1995, which are available to reduce future federal alternative minimum taxable income through 2007. Pursuant to Section 382 of the Internal Revenue Code, if there is a change in stock ownership of the Company exceeding 50% during a three-year period, the utilization of the Company's net operating loss may be limited. The provision for income taxes differs from the amounts computed by applying the lowest federal statutory rate (15%) to pre-tax income
           (loss) due to the following:

                                                               Years ended
                                                               December 31,
                                                               ------------
                                                            1994          1995
                                                            ----          ----
           Federal income tax expense (benefit)
                at the statutory rate                       $3,923      (67,222)
           State income taxes, net of federal benefit        1,934        2,435
           Change in federal valuation allowance            (4,122)      69,986
           Other                                               540       (2,334)
                                                         ---------   ----------
                                                         $   2,275        2,865
                                                         =========   ==========


       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are presented below:


                                                           December 31,
                                                           ------------
                                                        1994            1995
                                                        ----            ----
           Deferred tax assets:
               Net operating loss carryforward       $   28,072         126,136
               Payroll expense, due to accrual for
                     financial reporting purposes        24,514          39,481
                                                     ----------     -----------
                                                         52,586         165,617
           Valuation allowance                          (52,586)       (165,617)
                                                     ----------     -----------
                                                         -               -
           Deferred tax liabilities                      -               -
                                                     ----------     -----------
               Net deferred tax asset                $   -               -
                                                     ==========     ===========



       The total federal and state valuation allowance was $52,586 and $165,617 at December 31, 1994 and 1995, respectively. (Continued)


                                                                     (Continued)

                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements


(4)    RELATED PARTY TRANSACTIONS

       Amounts due from related parties consist of:

                                                             December 31,
                                                             ------------
                                                         1994          1995
                                                         ----          ----

           Due from Simple Packaging Solutions, Inc.   $ 350,989         -
           Due from officer                                 -          75,000
           Other related parties                          21,137       20,753
                                                      ----------    ---------
                                                      $  372,126       95,753
                                                      ==========    =========

       The balance due from Simple Packaging Solutions, Inc. earned interest at an annual rate of 11% beginning in 1994. The balance due at December 31, 1994 included $46,652 of interest receivable. The Company received payments totaling $275,989. The remaining balance of $75,000 was assumed by an officer of the Company. The balance due from the officer earns interest at an annual rate of 11%.

       The Company shared office space with a related party in 1994. Costs at the facility, including rent, utilities, telephone, and employee wages, are shared by the companies. The Company's portion of such costs, which is included in general and administrative expenses, was $65,075 in 1994.

       The balance due from a related party at December 31, 1995 represented costs incurred by a related party on behalf of the Company.

(5)    NOTES PAYABLE

       Notes payable consist of:
                                                             December 31,
                                                             ------------
                                                         1994          1995
                                                         ----          ----

           (a) Notes payable - financial institution  $  113,908       32,129
           (b) Notes payable - officer                     7,500        7,500
           (c) Notes payable - other                       5,000            -
                                                      ----------    ---------
                                                      $  126,408       39,629
                                                      ==========    =========

       (a) The Company has a revolving line of credit with a financial institution in the amount of $150,000 at December 31, 1994 and 1995, which bears interest at the prevailing prime rate plus 3% (11.5% at December 31, 1994 and 1995). In addition, each borrowing incurs a service fee which varies from .5% to 8% (up to 90 days) depending on the number of days the borrowing is outstanding. The line of credit is secured by the Company's accounts receivable and inventory and guaranteed by an officer and certain directors of the Company.



                                                                     (Continued)

                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements


           The Company obtained a $10,000 unsecured line of credit with a bank in 1994 which bears interest at the prime rate plus 8.9% (17.4% at December 31, 1994 and 1995). There were no amounts outstanding under this agreement at December 31, 1994 or 1995.

       (b) The Company has a $7,500 demand note payable to an officer of the Company which bears interest at 11%.

       (c) The Company entered into a $5,000 demand note payable in 1994 which bears interest at 11%. This note was repaid in February, 1995.

(6)    ACCRUED EXPENSES

       Accrued expenses consist of:
                                                            December 31,
                                                            ------------
                                                        1994           1995
                                                        ----           ----

           Compensation                             $   103,000        162,946
           Other                                         12,098         16,637
                                                    -----------     ----------
                                                    $   115,098        179,583
                                                    ===========     ==========

(7)    LEASES

       The Company leases office space under operating leases expiring through 1997. The following is a schedule of future minimum lease payments for significant operating leases with remaining terms in excess of one year at December 31, 1995:

           Year ending December 31:

                1996                                                   $28,680
                1997                                                    11,780
                                                                     ---------

                      Total minimum lease payments                   $  40,460
                                                                     =========


       Total rent expense on operating leases amounted to $10,701 and $24,775 for the years ended December 31, 1994 and 1995, respectively.

(8)    STOCKHOLDERS' EQUITY

       On August 22, 1995, the Company filed an effective registration statement offering for sale 600,000 shares of common stock. The offering is being made directly by the Company and will be terminated upon the earlier of: the sale of the maximum amount, twelve months after the date of the Registration Statement, or the date on which the Company decides to close the offering. As of December 31, 1995, the Company has sold 66,305 shares of common stock under the offering for gross proceeds of $397,830. Expenses relating to the offering totaled $211,894.


                                                                     (Continued)

                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements


       On July 31, 1996, the Company closed its offering. In total approximately 256,515 shares were sold resulting in gross proceeds of approximately $1,500,000. Expenses from the inception of the offering totaled approximately $325,000.

       On June 30, 1994, the Company issued 288,967 shares of common stock upon the conversion of $232,400 of convertible debentures. Of the 288,967 shares issued, 115,014 shares were subject to a put option at $0.80 per share. On December 18, 1994, a holder exercised his put option and the Company purchased 111,906 shares for $90,000 which was paid in April 1995. The remaining put option for 3,108 shares expired on December 31, 1994.

       The Company maintains a stock option plan which permits the Company to grant stock options to key employees and certain non-employees. The Board of Directors administers the plan, selects individuals to whom options will be granted, and determines the number of shares and the exercise price of each option. All options under the plan are exercisable upon the date of grant, expire five years from the date of grant, and have certain transfer restrictions.

       Additionally, in May 1995, the Company's directors expanded the board and appointed 4 new outside members. Each new member was issued 1,000 shares of the Company's common stock, as compensation for service as a director, and each was granted an option to purchase 10,000 shares of the Company's common stock at an exercise price equal to 85% of the public offering price. These options become vested on the first anniversary of the date of grant and expire if not exercised within three years after becoming vested.

       A summary of changes in common stock options is as follows:

                                                  Number          Exercise price
                                                 of shares          per share
                                                 ---------          ---------

           Outstanding at December 31, 1993         1,103,283       $.007-$1.01

                Options exercised                     (58,191)       $.007-$.07
                                                -------------

           Outstanding at December 31, 1994         1,045,092       $.007-$1.01

                Options granted                       140,231       $5.10-$5.90

                Options exercised                     (94,000)      $ .007-$.07

                Options expired/cancelled             (93,804)       $.007-$.07
                                                -------------

           Outstanding at December 31, 1995           997,519       $.007-$5.90
                                                =============

(9)    CONCENTRATION OF CREDIT RISK

       For the year ended December 31, 1994, sales to one customer accounted for 13% of the Company's net sales and the Company's top ten customers accounted for approximately 60% of net sales. No one customer accounted for more than 10% of net sales and the Company's top ten customers accounted for approximately 56% of net sales in 1995.



                                                                     (Continued)

                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements


       No one customer accounted for more than 10% of accounts receivable as of December 31, 1994. Two customers accounted for 13% and 10% of accounts receivable as of December 31, 1995.

(10) SUPPLIER/SOURCES OF SUPPLY

       One vendor  accounted for 80% and 60% of accounts  payable as of December
           31, 1994 and 1995, respectively.

       The Company currently buys all of its macaroni and cheese products from a sole supplier, under an agreement that requires the Company to purchase a minimum of $25,000 cases a month. Management believes that other suppliers could provide similar product on comparable terms. A change in suppliers, however, could cause a delay in the flow of product and a possible loss of sales, which could affect operating results adversely.

(11) JOINT VENTURE

       In May 1995, the Company and the sole supplier of its macaroni and cheese products entered into a joint and equal venture to produce and market a line of premium organic pasta products. The Company is responsible for the marketing and sales of products, and the supplier is responsible for the manufacture, packaging and distribution of the products.

       The Company and the supplier each own 50% of the issued and outstanding shares of the corporation formed to carry out the joint venture. The Company purchased its shares by paying $100 and signing a promissory note for $49,900, which accrues interest at 10% per annum and was due on August 17, 1995. The supplier paid for its shares of stock by transferring all the plates, dies and trademarks relating to the production, packaging and marketing of the products.

       As of December 31, 1995, the Company has written off its $100 investment and has not recorded the $49,900 promissory note since the parties have verbally agreed to discontinue the venture with no further liability to the Company.

(12) NEW ACCOUNTING PRONOUNCEMENT

       In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No 123, "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based employee compensation plans. Companies are encouraged, rather than required, to adopt a new method that accounts for stock compensation awards based on their fair value using an option pricing model. Companies that do not adopt this new method will be required to make pro forma footnote disclosures of net income as if the fair value-based method of accounting required by SFAS No. 123 has been applied. The Company is required to adopt SFAS No. 123 beginning in fiscal year 1996. Adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations because the Company intends to make pro forma footnote disclosures instead of adopting the new accounting method.