Form 10QSB
period 1996-09-30
ANNIES HOMEGROWN INC
filed 1996-12-03
CIK 890818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                       Commission file number: 33-93982-LA

                             ANNIE'S HOMEGROWN, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

        DELAWARE                                             06-1258214
------------------------------                    ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 180 SECOND STREET, SUITE 202, CHELSEA, MA                     02150
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

                                  617-889-2822
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                      NONE
--------------------------------------------------------------------------------

(Former name,former address and former fiscal year,if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____         No __X__

Number of shares of Common Stock, $.001 par value, outstanding as of September 30, 1996:

                                4,256,985 shares

Transitional Small Business Disclosure Format (check one): Yes ___    No _X_



                             ANNIE'S HOMEGROWN, INC.

                                      Index


                                                                        Page No.
                                                                        --------
Part I       Financial Information

Item 1.      Financial Statements

             Balance Sheet as of September 30, 1996 (unaudited)               3

             Statements of Operations for the Nine Months Ended
             September 30, 1996 and 1995 (unaudited)                          4

             Statements of Cash Flows for the Nine Months Ended
             September 30, 1996 and 1995 (unaudited)                          5

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                        6-8


Part II      Other Information

Item 6.      Exhibits and Reports on Form 8-K                                  9

             Signatures                                                        9





------------------------------------------------------------------------------

Statement of Fair Presentation

The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report to shareholders has been omitted and such information should be read in conjunction with the prior year's annual report. However, the financial information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of results for the interim periods. The Company considers the disclosures adequate to make the information presented not misleading.

                             ANNIE'S HOMEGROWN, INC.
                                  Balance Sheet
                                    Unaudited

                                                              September 30, 1996
                                                              ------------------
                                     Assets
Current assets
    Cash and cash equivalents                                        $  421,996
    Accounts receivable
       Trade                                                            237,863
       Related parties                                                   53,517
    Inventory                                                           433,294
    Other current assets                                                  2,221
         Total current assets                                         1,148,542

Office equipment                                                         59,111
Accumulated depreciation                                                (33,291)
         Office equipment, net                                           25,820

Due from officer                                                         75,000
Other assets                                                             31,532
                                                                    ------------

         Total assets                                                $1,281,243

                  Liabilities and Stockholders' Equity (Deficit)
Current liabilities
    Notes payable                                                    $    7,500
    Accounts payable, trade                                             537,219
    Accrued expenses                                                    103,394
    Due to employees                                                     47,614
                                                                    ------------
         Total current liabilities                                      695,727

Commitments

Stockholders' equity (deficit) Common stock, $.001 par value.
     Authorized 10,000,000 shares
     issued 4,368,891 shares                                              4,369
    Additional paid in capital                                        1,782,808
    Accumulated deficit                                              (1,109,911)
    Note receivable stockholder
(1,750)
    Treasury stock, 111,906 common shares at cost                       (90,000)
         Total stockholders equity (deficit)                            585,516

         Total liabilities and stockholders' equity                  $1,281,243



                             ANNIE'S HOMEGROWN, INC.
                            Statements of Operations
                                    Unaudited

                                                   Three months ended                  Nine months ended
                                                      September 30,                      September 30,
                                                  ----------------------             ---------------------
                                                 1995               1996             1995                1996
                                             --------------     --------------   --------------     --------------

Net sales                                     $ 1,328,834        $ 1,111,025       $ 3,519,146        $ 3,421,973

Cost of sales                                     787,841            643,628         2,068,784          2,077,951
                                             ------------       --------------   -------------      --------------

         Gross profit                             540,993            467,397         1,450,362          1,344,022

Operating expenses:
     Selling                                      367,165            259,332           966,615          1,023,758
     General and administrative                   204,457            158,048           518,748            487,063
     Slotting fees                                113,095             11,685           278,266            215,698
     Compensation of outside directors                 -                   -                -              15,000
                                             ------------      ---------------   -------------      -------------

         Total operating expenses                 684,717            429,065         1,763,629          1,741,519
                                             ------------      ---------------   -------------      -------------

         Operating income (loss)                 (143,724)            38,332          (313,267)          (397,497)

Other income (loss)
     Interest expense and other charges            (8,277)            (6,634)          (20,945)           (32,272)
     Interest and other income                         24              2,000            19,394             13,005
                                             -------------     ---------------   -------------     --------------

         Income (loss) before income tax         (151,977)            33,698          (314,818)          (416,764)

Income tax expense                                    166                223             2,129              2,273
                                             -------------     ---------------   -------------     --------------

         Net income (loss)                     $ (152,143)         $  33,475         $(316,947)         $(419,037)
                                             =============     ===============   =============     ==============


Weighted average common
  shares outstanding                            4,000,308          4,990,222         3,966,546          4,155,550

Net income (loss) per share                          (.04)               .01              (.08)              (.10)


                             ANNIE'S HOMEGROWN, INC.
                            Statements of Cash Flows
                                    Unaudited

                                                                                  Nine months ended
                                                                                    September 30,
                                                                                ---------------------
                                                                           1995                       1996
                                                                      --------------             --------------
Cash flows from operating activities:
    Net income (loss)                                                  $ (316,947)                  $ (419,037)
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                                      6,200                        9,000
         Outside directors compensation                                         -                       15,000
         Changes in
             Accounts receivable - trade                                  (16,261)                     (33,170)
             Affiliate accounts, net                                      265,877                      (32,764)
             Inventory                                                    130,831                      (27,530)
             Other assets                                                 (16,744)                     (14,100)
             Accounts payable - trade                                     128,003                      (54,440)
             Accrued expenses                                              58,934                      (76,189)
               Due to employees                                            (3,771)                      (2,100)
                                                                       ----------                   ----------
                  Net cash (used in) provided by
                   operating activities                                   236,122                     (635,330)

Cash flows from investing activities:
     Purchases of office equipment                                        (11,601)                      (2,489)
                                                                       ----------                   ----------
                  Net cash (used in) investing activities                 (11,601)                      (2,489)

Cash flows from financing activities:
     Repayment of notes payable                                           (91,750)                     (32,129)
     Net proceeds from notes payable                                      41,092                             -
     Issuance of common stock and exercise
      of stock options, net                                              (176,134)                   1,056,481
                                                                      -----------                  -----------
                  Net cash (used in) provided by
                   financing activities                                  (226,792)                   1,024,352

Net (decrease) increase in cash and cash equivalents                       (2,271)                     386,533
Cash and cash equivalents, beginning of period                              2,442                       35,463
                                                                      -----------                  -----------

Cash and cash equivalents, end of period                               $      171                   $  421,996
                                                                      ===========                 ============

Supplemental disclosure of cash flow information
     Cash paid for interest                                            $   20,605                   $   28,293
                                                                      ===========                 ============
     Cash paid for income taxes                                        $    2,128                   $    2,273
                                                                      ===========                 ============
Supplemental disclosure of noncash financing  activities are as follows:
     During 1996,  $15,000 in  compensation  expense  was  recorded for stock  options granted to four outside directors.



                             ANNIE'S HOMEGROWN, INC.

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

The Company's cost of sales consists of purchasing cheese from cheese supplier as well as finished product from a pasta manufacturer. The products are manufactured according to the specifications provided by the Company, which include the recipe, ingredients, graphics and packaging for the product. The Company products are shipped directly from the manufacturer via common carrier to either of two public warehouses located in Massachusetts and California. The Company generally distributes its products by either shipping directly to the supermarket chains' central warehouses or to a wholesale grocery distributor.

Selling expenses include the costs of product marketing, sales commissions, cost of product distribution and account management. The Company retains brokers who present the Company's products to supermarket chains and distributors. The brokers work on a commission basis, generally 5% of net cash received. The
Company negotiates, through the broker, the cost of acquiring shelf space (introductory slotting) as well as the continuing support needed for the product. Introductory slotting fees can take the form of cash payments and/or free product allowances.

The Company's strategy is to continue to expand its supermarket and natural food distribution nationally as well as to develop new and unique all natural food products for sale to its existing customer base.



RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES. Net sales decreased by $97,173 or 2.76% from $3,519,146 in 1995 to $3,421,973 in 1996. The net sales decrease was primarily a result of our growth in the slotting of new accounts in 1995. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company has expanded its supermarket business into the Mid-Atlantic states as well as the Rocky Mountain region. The Company believes it has penetrated many of the major natural food market stores across the country. Additionally, the Company continues to produce for a specialty retailer their private label brand macaroni and cheese dinner using the Company's white cheddar cheese formula.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 41.21% in 1995 to 39.26% in 1996. This decrease was primarily a result of the Company expanding its business into supermarkets using distributors instead of going direct through their supermarket warehouse. The sale to the distributors carry a lower margin.

                             ANNIE'S HOMEGROWN, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


SELLING EXPENSES. Selling expenses increased by $57,143 or 5.9% from $966,615 in 1995 to $1,023,758 in 1996 and increased as a percentage of net sales from 27.46% in 1995 to 29.95% in 1996. The increase in selling expenses as a percentage of net sales primarily reflected an increase in spending in three primary areas: (i) the hiring of additional personnel to sell and support the Company's products and customer base, (ii) increase in freight costs due to a customer base expanding further away from the Company's warehouses in Massachusetts and California, (iii) marketing costs, including price reductions and trade show appearances, associated with the continued roll-out of the Company's products in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $33,476 or 6.45% from $518,748 in 1995 to $485,272 in 1996 and decreased as a percentage of net sales from 14.74% in 1995 to 14.20% in 1996. This decrease was due primarily to controlling expenditures related to personnel cost. The administrative staff was reduced as the need to handle the administration of the Company's initial public offering decreased and the staff increased their volume of normal work.

SLOTTING FEES. Slotting expenses decreased by $62,568 or 22.48% from $278,266 in 1995 to $215,698 in 1996, and decreased as a percentage of net sales from 7.91% in 1995 to 6.31% in 1996. The decrease was due to the Company's decision to scale back the expansion of purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

COMPENSATION OF OUTSIDE DIRECTORS. In 1996, $15,000 in compensation for stock options granted was recorded for the four outside directors of the Company. In 1995, the Company had $45,000 paid to the four outside directors in the fourth quarter. No compensation was paid to its directors who also were employees of the Company.


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES. Net sales decreased by $217,809 or 16.39% from $1,328,834 in 1995 to $1,111,025 in 1996. The net sales decrease was primarily a result of our growth in the slotting of new accounts in 1995. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company has expanded its supermarket business into the Mid-Atlantic states as well as the Rocky Mountain region. The Company believes it has penetrated all of the major natural food market stores across the country.

GROSS PROFIT. As a percentage of net sales, gross profit increased from 40.71% in 1995 to 42.07% in 1996. This increase was primarily a result of the Company switching to a lower price supplier in 1996 from 1995. Also, contributing to the increase was lower sales in less profitable items. These items carry a lower gross profit than our standard macaroni and cheese items.


SELLING EXPENSES. Selling expenses decreased by $107,833 or 29.37% from $367,165 in 1995 to $259,332 in 1996 and decreased as a percentage of net sales from 27.63% in 1995 to 23.34% in 1996. The decrease in selling expenses as a percentage of net sales primarily reflected a decrease in spending in marketing costs, including advertising and price reductions.

                             ANNIE'S HOMEGROWN, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $46,409 or 22.70% from $204,457 in 1995 to $158,048 in 1996 and decreased as a percentage of net sales from 15.39% in 1995 to 14.23% in 1996. This decrease was due primarily to controlling expenditures related to personnel cost. The administrative staff was reduced as the need to handle the administration of the Company's initial public offering decreased and the staff increased their volume of normal work.

SLOTTING FEES. Slotting expenses decreased by $101,410 or 89.67% from $113,095 in 1995 to $11,685 in 1996, and decreased as a percentage of net sales from 8.51% in 1995 to 1.05% in 1996. The decrease was due to the Company's decision to scale back the expansion of purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through the initial public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit from a financial institution and cash generated from operations. At September 30, 1996, the Company had working capital of $452,815. The increase in working capital was primarily generated by the initial public offering of the Company.

The Company has a revolving line of credit with a financial institution in the amount of $150,000 which bears interest at the prevailing prime rate plus 3%. In addition, each borrowing incurs a service fee which varies from 0.5% to 8% (up to 90 days) depending on the number of days the borrowing is outstanding. The line of credit is secured by the Company's accounts receivable and inventory and guaranteed by an officer and certain directors of the Company. In June 1996, the Company renegotiated its line of credit with the financial institution. The Company increased its line of credit from $150,000 to $300,000. In addition, the service fees charged were reduced from 0.5% to 8% (up to 90 days) to 0.4% to 6.4% (up to 90 days). The Company also has a $10,000 unsecured line of credit with a bank which bears interest at the prime rate plus 8.9%. At September 30,1996 the Company had no outstanding borrowings under the lines of credit.

On July 31, 1996, the Company closed its offering. In total, 256,490 shares were sold resulting in gross proceeds of approximately $1,500,000. Expenses from the inception of the offering totaled approximately $325,000. Some of the proceeds were used to fund operating losses during the first nine months of fiscal 1996 amounting to approximately $419,000, which included slotting fees of approximately $215,000. The Company expects profitable operations over the balance of the year.

The Company's primary capital needs are for expansion into national supermarket distribution and to develop new products. The Company intends to expand its supermarket distribution throughout the United States by acquiring shelf space or new "slots" (one product in one store equals one slot). The Company's planned expenditures for slotting fees for the balance of 1996 are to be funded with a portion of the net proceeds of the initial public offering. The Company believes that the net proceeds from the public offering, together with the Company's increased line of credit and funds that may be generated from operations, will be sufficient to fund the Company's currently anticipated working capital requirement and expenditure for at least the next twelve months.

                             ANNIE'S HOMEGROWN, INC.

                           PART II - OTHER INFORMATION


 EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit Number
     --------------
         27.1                                        Financial Data Schedule

 (B) REPORTS ON FORM 8-K

 No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended September 30, 1996.





                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               ANNIE'S HOMEGROWN, INC.


Date: November 27, 1996               /s/ Paul B. Nardone
      -----------------               ---------------------------------
                                          Paul B. Nardone
                                          President


Date: November 27, 1996               /s/ Neil Raiff
      -----------------               ----------------------------
                                          Neil Raiff
                                          Chief Financial Officer & Treasurer