Form 10QSB
period 1995-06-30
ANNIES HOMEGROWN INC
filed 1996-12-30
CIK 890818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the quarter ended June 30, 1995
                               -------------
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                       Commission file number: 33-93982-LA

                             ANNIE'S HOMEGROWN, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           DELAWARE                                            06-1258214
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 180 SECOND STREET, SUITE 202, CHELSEA, MA                        02150
--------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

                                  617-889-2822
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                      NONE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No   X
   ------         -----
Number of shares of Common Stock, $.001 par value, outstanding as of June 30, 1995:

                                3,999,999 shares
                                ----------------

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ----   -----




                             ANNIE'S HOMEGROWN, INC.

                                      Index
                                      -----

                                                                        Page No.
                                                                        --------
Part I.     Financial Information

            Item 1. Financial Statements
            Balance Sheet as of June 30, 1995 (unaudited)                      3

            Statements of Operations for the Three Months and
            Six Months Ended June 30, 1995 and 1994 (unaudited)                4

            Statements of Cash Flows for the Six Months Ended
            June 30, 1995 and 1994 (unaudited)                                 5

            Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operation                               6-8


Part II     Other Information

            Item 6. Exhibits and Reports on Form 8-K                           9
            Signatures                                                         9



--------------------------------------------------------------------------------

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

                             ANNIE'S HOMEGROWN, INC.
                                  Balance Sheet
                                    Unaudited

                                                                   June 30, 1995
                                                                   -------------
                                     Assets
Current assets
    Cash and cash equivalents                                         $  40,314
    Accounts receivable
       Trade                                                            163,801
       Related parties                                                   23,208
    Inventory                                                            89,287
    Other current assets                                                    780
                                                                      ---------
         Total current assets                                           317,390

Office equipment                                                         45,449
Accumulated depreciation                                                (18,725)
                                                                      ---------
         Office equipment, net                                           26,724

Due from officer                                                         75,000
Other assets                                                              5,937
                                                                      ---------

         Total assets                                                 $ 425,051
                                                                      =========

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities
    Notes payable                                                     $   7,500
    Accounts payable, trade                                             289,649
    Accrued expenses                                                    184,027
    Due to employees                                                     28,177
                                                                      ---------
         Total current liabilities                                      509,353

Commitments

Stockholders' equity (deficit)
Common stock, $.001 par value
     Authorized 10,000,000 shares
     issued 4,111,905 shares                                              4,112
    Additional paid in capital                                          408,003
    Accumulated deficit                                                (404,667)
    Note receivable stockholder                                          (1,750)
    Treasury stock, 111,906 common shares at cost                       (90,000)
                                                                      ---------
         Total stockholders equity (deficit)                            (84,302)

         Total liabilities and stockholders' equity                   $ 425,051
                                                                      =========

                             ANNIE'S HOMEGROWN, INC
                            Statements of Operations
                                    Unaudited

                                                 Three months ended         Six months ended
                                                     June 30,                   June 30,
                                                     --------                   --------
                                                1994           1995           1994          1995
                                                ----           ----           ----          ----

Net sales                                  $   581,004    $   965,492    $ 1,384,312    $ 2,190,312

Cost of sales                                  329,181        573,606        789,486      1,280,942
                                           -----------    -----------    -----------    -----------

         Gross profit                          251,823        391,886        594,826        909,370

Operating expenses:
     Selling                                   134,448        263,048        295,848        569,715
     General and administrative                103,936        165,814        203,254        343,172
     Slotting fees                              11,588         42,872         11,868        165,171
                                           -----------    -----------    -----------    -----------


         Total operating expenses              249,972        471,734        510,970      1,078,058
                                           -----------    -----------    -----------    -----------

         Operating income (loss)                 1,851        (79,848)        83,856       (168,688)

Other income (loss)
     Interest expense and other charges        (14,959)          (757)       (15,915)       (13,523)
     Interest and other income                     902          8,310          1,408         19,370
                                           -----------    -----------    -----------    -----------

         Income (loss) before income tax       (12,206)       (72,295)        69,349       (162,841)

Income tax expense                                 519           --            2,275          1,962
                                           -----------    -----------    -----------    -----------


         Net income (loss)                 $   (12,725)   $   (72,295)   $    67,074    $  (164,803)
                                           -----------    -----------    -----------    -----------


Weighted average common
  shares outstanding                         3,665,255      3,957,296      4,666,406      3,950,536

Net income (loss) per share                       (.00)          (.02)           .01           (.04)

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Cash Flows
                                    Unaudited

                                                                               Six months ended
                                                                                   June 30,
                                                                                  --------
                                                                          1994                   1995
                                                                          ----                   ----
Cash flows from operating activities:
    Net income (loss)                                                  $  67,074              $(164,803)
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                                      --                    4,100
         Changes in:
             Accounts receivable - trade                                 (66,614)                58,009
             Affiliate accounts, net                                       1,021                273,918
             Inventory                                                    (6,833)               116,093
             Other assets                                                 (1,041)                 1,626
             Accounts payable - trade                                   (110,406)               (29,092)
             Accrued expenses                                             42,718                 68,929
               Due to employees                                          (27,260)                (3,771)
                                                                       ---------              ---------
                  Net cash (used in) provided by
                   operating activities                                 (101,341)               325,009

Cash flows from investing activities:
     Purchases of office equipment                                       (11,810)                (7,614)
                                                                       ---------              ---------
                  Net cash (used in) investing activities                (11,810)                (7,614)

Cash flows from financing activities:
     Repayment of notes payable                                             --                 (210,658)
     Net proceeds from notes payable                                     110,840                   --
     Issuance of common stock and exercise
      of stock options, net                                                 --                  (68,865)
                                                                      ----------                -------
                  Net cash (used in) provided by
                   financing activities                                  110,840               (279,523)

Net (decrease) increase in cash and cash equivalents                      (2,311)                37,872
Cash and cash equivalents, beginning of period                             4,722                  2,442
                                                                       ---------              ---------

Cash and cash equivalents, end of period                               $   2,411              $  40,314
                                                                       =========              =========

Supplemental disclosure of cash flow information
     Cash paid for interest                                            $  15,915              $  13,523
                                                                       =========              =========
     Cash paid for income taxes                                        $   2,275              $   1,962
                                                                       =========              =========

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

The Company's cost of sales consists of purchasing cheese from a cheese supplier as well as finished product from pasta manufacturers. The products are manufactured according to the specifications provided by the Company, which include the recipe, ingredients, graphics and packaging for the product. The Company products are shipped directly from the manufacturer via common carrier to either of two public warehouses located in Massachusetts and California. The Company generally distributes its products by either shipping directly to the supermarket chains' central warehouses or to a wholesale grocery distributor.

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



RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

NET SALES. Net sales increased by $806,000 or 58.22% from $1,384,312 in 1994 to $2,190,312 in 1995. The net sales increase was primarily a result of our growth in the slotting of new accounts in 1995. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company has expanded its supermarket business into the Mid-Atlantic states as well as the Rocky Mountain region. Additionally, the Company continues to produce for a specialty retailer their private label brand macaroni and cheese dinner using the Company's white cheddar cheese formula.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 42.97% in 1994 to 41.52% in 1995. This small decrease was primarily a result of a different mix in the Company's products including shipping the private label house brand which has a lower margin than the Company's regular products.

                             ANNIE'S HOMEGROWN, INC.

SELLING EXPENSES. Selling expenses increased by $273,867 or 92.57% from $295,848 in 1994 to $569,715 in 1995 and increased as a percentage of net sales from 21.37% in 1994 to 26.01% in 1995. The increase in selling expenses as a percentage of net sales primarily reflected an increase in spending in three primary areas: (i) the hiring of additional personnel to sell and support the Company's products and customer base, (ii) increase in freight costs due to a customer base expanding further away from the Company's warehouses in Massachusetts and California, (iii) marketing costs, including price reductions and trade show appearances, associated with the continued roll-out of the Company's products in 1995.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $139,918 or 68.84% from $203,254 in 1994 to $343,172 in 1995 and increased as a percentage of net sales from 14.68% in 1994 to 15.67% in 1995. The increase in costs relates to hiring more personnel to handle the increase in volume as well as the initial public offering.

SLOTTING FEES. Slotting expenses increased by $153,303 or 1291.73% from $11,868 in 1994 to $165,171 in 1995, and increased as a percentage of net sales from 0.86% in 1994 to 7.54% in 1995. The increase was due to the Company's decision to proceed in anticipation of the initial public offering with the expansion by purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.




THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994


NET SALES. Net sales increased by $384,488 or 66.18% from $581,004 in 1994 to $965,492 in 1995. The net sales increase was primarily a result of our growth in the slotting of new accounts in 1995. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company has expanded its supermarket business into the Mid-Atlantic states as well as the Rocky Mountain region.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 43.34% in 1994 to 40.59% in 1995. This decrease was primarily a result of a different mix in the Company's products including shipping the private label house brand which has a lower margin than the Company's regular products.

SELLING EXPENSES. Selling expenses increased by $128,600 or 95.65% from $134,448 in 1994 to $263,048 in 1995 and increased as a percentage of net sales from 23.14% in 1994 to 27.24% in 1995. The increase in selling expenses as a percentage of net sales primarily reflected an increase in spending in marketing costs, including advertising and price reductions.

                             ANNIE'S HOMEGROWN, INC.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $61,878 or 59.53% from $103,936 in 1994 to $165,814 in 1995 and decreased as a percentage of net sales from 17.89% in 1994 to 17.17% in 1995. The increase in costs relates to hiring more personnel to handle the increase in volume as well as the initial public offering.

SLOTTING FEES. Slotting expenses increased by $31,284 or 269.97% from $11,588 in 1994 to $42,872 in 1995, and increased as a percentage of net sales from 1.99% in 1994 to 4.44% in 1995. The increase was due to the Company's decision to proceed in anticipation of the initial public offering with the expansion by purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through a private sale of equity and convertible debt securities, a line of credit from a financial institution and cash generated from operations. At June 30, 1995, the Company had a working capital deficit of $191,963. The working capital deficit was primarily generated by the Company's decision to proceed in anticipation of the initial public offering with the expansion by purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets.

The Company has a revolving line of credit with a financial institution in the amount of $150,000 which bears interest at the prevailing prime rate plus 3%. In addition, each borrowing incurs a service fee which varies from 0.5% to 8% (up to 90 days) depending on the number of days the borrowing is outstanding. The line of credit is secured by the Company's accounts receivable and inventory and guaranteed by an officer and certain directors of the Company. The Company also has a $10,000 unsecured line of credit with a bank which bears interest at the prime rate plus 8.9%. At June 30,1995 the Company had no outstanding borrowings under the lines of credit.

The Company's primary capital needs are for expansion into national supermarket distribution and to develop new products. The Company intends to expand its supermarket distribution throughout the United States by acquiring shelf space or new "slots" (one product in one store equals one slot). The Company's planned expenditures for slotting fees for the balance of 1995 are to be funded with a portion of the net proceeds of the initial public offering. The Company believes that the net proceeds from the public offering, together with the Company's increased line of credit and funds that may be generated from operations, will be sufficient to fund the Company's currently anticipated working capital requirement and expenditure for at least the next twelve months.


SUBSEQUENT EVENTS

In June 1996, the Company renegotiated its line of credit with the financial institution. The Company increased its line of credit from $150,000 to $300,000. In addition, the service fees charged were reduced from 0.5% to 8% (up to 90 days) to 0.4% to 6.4% (up to 90 days).

On July 31, 1996, the Company closed its initial public offering of Common Stock. In total, 256,490 shares were sold resulting in gross proceeds of approximately $1,500,000. Expenses from the inception of the offering totaled approximately $325,000.

                             ANNIE'S HOMEGROWN, INC.

                           PART II - OTHER INFORMATION


 EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit Number
     --------------
         27.1                                        Financial Data Schedule

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended June 30, 1995.





                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ANNIE'S HOMEGROWN, INC.
                                -----------------------


Date: December 16, 1996         /s/ Paul B. Nardone
                                -------------------------------
                                    Paul B. Nardone
                                    President


Date: December 16, 1996         /s/ Neil Raiff
                                -------------------------------
                                    Neil Raiff
                                    Chief Financial Officer & Treasurer