Form 10QSB
period 1995-09-30
ANNIES HOMEGROWN INC
filed 1996-12-30
CIK 890818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 1995
                                   ------------------
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                       Commission file number: 33-93982-LA

                             ANNIE'S HOMEGROWN, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

            DELAWARE                                       06-1258214
--------------------------------                --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

180 SECOND STREET, SUITE 202, CHELSEA, MA                       02150
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
Number of shares of Common Stock, $.001 par value, outstanding as of September 30, 1995:

                                4,003,984 shares
                                ----------------

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                               ----    -----




                             ANNIE'S HOMEGROWN, INC.

                                      Index
                                      -----


                                                                        Page No.
                                                                        --------

Part I. Financial Information

        Item 1. Financial Statements
        Balance Sheet as of September 30, 1995 (unaudited)                     3

        Statements of Operations for the Three Months and
        Nine Months Ended September 30, 1995 and 1994 (unaudited)              4

        Statements of Cash Flows for the Nine Months Ended
        September 30, 1995 and 1994 (unaudited)                                5

        Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operation                                   6-8


Part II Other Information

        Item 6. Exhibits and Reports on Form 8-K                               9
        Signatures                                                             9

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

                                      -2-


                             ANNIE'S HOMEGROWN, INC.
                                  Balance Sheet
                                    Unaudited

                                                              September 30, 1995
                                                              ------------------
                                     Assets
Current assets
    Cash and cash equivalents                                         $     171
    Accounts receivable
       Trade                                                            238,071
       Related parties                                                   31,249
    Inventory                                                            74,549
    Other current assets                                                    500
                                                                      ---------
         Total current assets                                           344,540

Office equipment                                                         49,436
Accumulated depreciation                                                (20,825)
                                                                      ----------
         Office equipment, net                                           28,611

Due from officer                                                         75,000
Other assets                                                             24,587
                                                                      ---------

         Total assets                                                 $ 472,738
                                                                      =========

                  Liabilities and Stockholders' Equity (Deficit)
Current liabilities
    Notes payable                                                     $ 167,500
    Accounts payable, trade                                             446,744
    Accrued expenses                                                    174,032
    Due to employees                                                     28,177
                                                                      ---------
         Total current liabilities                                      816,453

Commitments

Stockholders' equity (deficit)
Common stock, $.001 par value
     Authorized 10,000,000 shares
     issued 4,115,890 shares                                              4,116
    Additional paid in capital                                          300,730
    Accumulated deficit                                                (556,811)
    Note receivable stockholder                                          (1,750)
    Treasury stock, 111,906 common shares at cost                       (90,000)
                                                                      ----------
         Total stockholders equity (deficit)                           (343,715)

         Total liabilities and stockholders' equity                   $ 472,738
                                                                      =========
                                      -3-




                             ANNIE'S HOMEGROWN, INC.
                            Statements of Operations
                                    Unaudited


                                                                    Three months ended                     Nine months ended
                                                                        September 30,                        September 30,
                                                                   ----------------------                ---------------------
                                                                     1994          1995                 1994                1995
                                                                  -----------  -----------            ---------            -------

Net sales                                                      $   661,349        $ 1,328,834        $ 2,045,662        $ 3,519,146

Cost of sales                                                      404,252            787,841          1,193,739          2,068,784
                                                               -----------        -----------        -----------        -----------

         Gross profit                                              257,097            540,993            851,923          1,450,362

Operating expenses:
     Selling                                                       170,566            367,165            474,685            966,615
     General and administrative                                    118,026            204,457            313,007            518,748
     Slotting fees                                                  11,854            113,095             23,722            278,266
                                                               -----------        -----------        -----------        -----------


         Total operating expenses                                  300,446            684,717            811,414          1,763,629
                                                               -----------        -----------        -----------        -----------

         Operating income (loss)                                   (43,349)          (143,724)            40,509           (313,267)

Other income (loss)
     Interest expense and other charges                             (8,190)            (8,277)           (24,106)           (20,945)
     Interest and other income                                      26,703                 24             28,111             19,394
                                                               -----------        -----------        -----------        -----------

         Income (loss) before income tax                           (24,836)          (151,977)            44,514           (314,818)

Income tax expense                                                       0                166              2,275              2,129
                                                               -----------        -----------        -----------        -----------

         Net income (loss)                                     $   (24,836)       $  (152,143)       $    42,239        $  (316,947)
                                                               ===========        ===========        ===========        ===========


Weighted average common
  shares outstanding                                             3,846,789          4,000,308          4,667,304          3,966,546

Net income (loss) per share                                           (.01)              (.04)               .01               (.08)



                             ANNIE'S HOMEGROWN, INC.
                            Statements of Cash Flows
                                    Unaudited


                                                                                                           Nine months ended
                                                                                                              September 30,
                                                                                                          ---------------------
                                                                                                     1994                    1995
                                                                                                   ---------              ---------
Cash flows from operating activities:
    Net income (loss)                                                                              $  42,239              $(316,947)
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                                                                  --                    6,200
         Changes in:
             Accounts receivable - trade                                                             (45,622)               (16,261)
             Affiliate accounts, net                                                                (119,115)               265,877
             Inventory                                                                                91,162                130,831
             Other assets                                                                             (1,041)               (16,744)
             Accounts payable - trade                                                                (76,120)               128,003
             Accrued expenses                                                                         78,718                 58,934
               Due to employees                                                                      (27,260)                (3,771)
                                                                                                   ---------              ---------
                  Net cash (used in) provided by
                   operating activities                                                              (57,039)               236,122

Cash flows from investing activities:
     Purchases of office equipment                                                                   (19,415)               (11,601)
                                                                                                   ---------              ---------
                  Net cash (used in) investing activities                                            (19,415)               (11,601)

Cash flows from financing activities:
     Repayment of notes payable                                                                       (2,600)               (91,750)
     Net proceeds from notes payable                                                                  75,171                 41,092
     Issuance of common stock and exercise
      of stock options, net                                                                            3,600               (176,134)
                                                                                                   ---------              ---------
                  Net cash (used in) provided by
                   financing activities                                                               76,171               (226,792)

Net (decrease) increase in cash and cash equivalents                                                    (283)                (2,271)
Cash and cash equivalents, beginning of period                                                         4,722                  2,442
                                                                                                   ---------              ---------

Cash and cash equivalents, end of period                                                           $   4,439              $     171
                                                                                                   =========              =========

Supplemental disclosure of cash flow information
     Cash paid for interest                                                                        $  24,106              $  20,605
                                                                                                   =========              =========
     Cash paid for income taxes                                                                    $   2,275              $   2,128
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



RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

NET SALES. Net sales increased by $1,473,484 or 72.03% from $2,045,662 in 1994 to $3,519,146 in 1995. The net sales increase was primarily a result of our growth in the slotting of new accounts in 1995. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company has expanded its supermarket business into the Mid-Atlantic states as well as the Rocky Mountain region. Additionally, the Company continues to produce for a specialty retailer their private label brand macaroni and cheese dinner using the Company's white cheddar cheese formula.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 41.65% in 1994 to 41.21% in 1995. This small decrease was primarily a result of a different mix in the Company's products including shipping the private label house brand which has a lower margin than the Company's regular products in combination with the Company switching to a lower price supplier in 1995 from 1994.

                             ANNIE'S HOMEGROWN, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


SELLING EXPENSES. Selling expenses increased by $491,930 or 103.63% from $474,685 in 1994 to $966,615 in 1995 and increased as a percentage of net sales from 23.20% in 1994 to 27.46% in 1995. The increase in selling expenses as a percentage of net sales primarily reflected an increase in spending in three primary areas: (i) the hiring of additional personnel to sell and support the Company's products and customer base, (ii) increase in freight costs due to a customer base expanding further away from the Company's warehouses in Massachusetts and California, (iii) marketing costs, including price reductions and trade show appearances, associated with the continued roll-out of the Company's products in 1995.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $205,741 or 65.73% from $313,007 in 1994 to $518,748 in 1995 and decreased as a percentage of net sales from 15.30% in 1994 to 14.74% in 1995. The increase in costs relates to hiring more personnel to handle the increase in volume as well as the initial public offering.

SLOTTING FEES. Slotting expenses increased by $254,544 or 1073.03% from $23,722 in 1994 to $278,266 in 1995, and increased as a percentage of net sales from 1.16% in 1994 to 7.91% in 1995. The increase was due to the Company's decision to proceed in anticipation of the initial public offering with the expansion by purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.



THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

NET SALES. Net sales increased by $667,485 or 100.93% from $661,349 in 1994 to $1,328,834 in 1995. The net sales increase was primarily a result of our growth in the slotting of new accounts in 1995. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company has expanded its supermarket business into the Mid-Atlantic states as well as the Rocky Mountain region.

GROSS PROFIT. As a percentage of net sales, gross profit increased from 38.87% in 1994 to 40.71% in 1995. This increase was primarily a result of the Company switching to a lower price supplier in 1995 from 1994.

SELLING EXPENSES. Selling expenses increased by $196,599 or 115.26% from $170,566 in 1994 to $367,165 in 1995 and increased as a percentage of net sales from 25.79% in 1994 to 27.63% in 1995. The increase in selling expenses as a percentage of net sales primarily reflected an increase in spending in marketing costs, including advertising and price reductions.

                             ANNIE'S HOMEGROWN, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $86,431 or 73.23% from $118,026 in 1994 to $204,457 in 1995 and decreased as a percentage of net sales from 17.85% in 1994 to 15.39% in 1995. The increase in costs relates to hiring more personnel to handle the increase in volume as well as the initial public offering.

SLOTTING FEES. Slotting expenses increased by $101,241 or 854.07% from $11,854 in 1994 to $113,095 in 1995, and increased as a percentage of net sales from 1.79% in 1994 to 8.51% in 1995. The increase was due to the Company's decision to proceed in anticipation of the initial public offering with the expansion by purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through a private sale of equity and convertible debt securities, a line of credit from a financial institution and cash generated from operations. At September 30, 1995, the Company had a working capital deficit of $471,913. The working capital deficit was primarily generated by the Company's decision to proceed in anticipation of the initial public offering with the expansion by purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets.

The Company has a revolving line of credit with a financial institution in the amount of $150,000 which bears interest at the prevailing prime rate plus 3%. In addition, each borrowing incurs a service fee which varies from 0.5% to 8% (up to 90 days) depending on the number of days the borrowing is outstanding. The line of credit is secured by the Company's accounts receivable and inventory and guaranteed by an officer and certain directors of the Company. The Company also has a $10,000 unsecured line of credit with a bank which bears interest at the prime rate plus 8.9%. At September 30,1995 the Company had $160,000 in outstanding borrowings under the lines of credit.

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

                           PART II - OTHER INFORMATION


 EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit Number
     --------------
         27.1                                        Financial Data Schedule

(B) REPORTS ON FORM 8-K

 No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended September 30, 1995.





                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ANNIE'S HOMEGROWN, INC.
                                       -----------------------


Date: December 16, 1996               /s/  Paul B. Nardone
      -----------------                ---------------------------------
                                           Paul B. Nardone
                                           President


Date: December 16, 1996               /s/ Neil Raiff
      -----------------               ----------------------------
                                          Neil Raiff
                                          Chief Financial Officer & Treasurer