Form 10QSB
period 1996-03-31
ANNIES HOMEGROWN INC
filed 1996-12-30
CIK 890818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 1996
                                   --------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                       Commission file number: 33-93982-LA

                             ANNIE'S HOMEGROWN, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           DELAWARE                                      06-1258214
----------------------------------------       --------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

180 SECOND STREET, SUITE 202, CHELSEA, MA                   02150
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
Number of shares of Common Stock, $.001 par value, outstanding as of March 31, 1996:

                                4,100,476 shares
                                ----------------

Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                                ----    -----




                             ANNIE'S HOMEGROWN, INC.

                                      Index
                                      -----


                                                                        Page No.
                                                                        --------

Part I.   Financial Information

          Item 1. Financial Statements
          Balance Sheet as of March 31, 1996 (unaudited)                      3

          Statements of Operations for the Three Months Ended
          March 31, 1996 and 1995 (unaudited)                                 4

          Statements of Cash Flows for the Three Months Ended
          March 31, 1996 and 1995 (unaudited)                                 5

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                                6-8


Part II   Other Information

          Item 6. Exhibits and Reports on Form 8-K                            9
          Signatures                                                          9



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

                                      -2-


                             ANNIE'S HOMEGROWN, INC.
                                  Balance Sheet
                                    Unaudited

                                                           March 31, 1996
                                                           --------------
                                     Assets
Current assets
    Cash and cash equivalents                                  $  67,433
    Accounts receivable
       Trade                                                     354,375
       Related parties                                            27,376
    Inventory                                                    233,076
    Other current assets                                          25,481
                                                               ---------
         Total current assets                                    707,741

Office equipment                                                  58,513
Accumulated depreciation                                         (27,291)
                                                               ---------
         Office equipment, net                                    31,222

Due from officer                                                  75,000
Other assets                                                      20,166
                                                               ---------

         Total assets                                          $ 834,129
                                                               =========

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities
    Notes payable                                              $ 135,070
    Accounts payable, trade                                      502,746
    Accrued expenses                                             170,375
    Due to employees                                              49,714
                                                               ---------
         Total current liabilities                               857,905

Commitments

Stockholders' equity (deficit)
 Common stock, $.001 par value
     Authorized 10,000,000 shares
     issued 4,212,382 shares                                       4,212
    Additional paid in capital                                   912,108
    Accumulated deficit                                         (842,346)
    Note receivable stockholder                                   (1,750)
    Deferred compensation                                         (6,000)
    Treasury stock, 111,906 common shares at cost                (90,000)
                                                               ---------
         Total stockholders equity (deficit)                     (23,776)

         Total liabilities and stockholders' equity            $ 834,129
                                                               =========
                                      -3-


                             ANNIE'S HOMEGROWN, INC.
                            Statements of Operations
                                    Unaudited

                                                    Three months ended
                                                         March 31,
                                                         ---------

                                                    1995           1996
                                                    ----           ----

Net sales                                       $ 1,224,820    $ 1,408,483

Cost of sales                                       710,861        888,505
                                                -----------    -----------

         Gross profit                               513,959        519,978

Operating expenses:
     Selling                                        373,142        405,350
     General and administrative                     119,334        187,058
     Slotting fees                                  109,980         57,727
     Compensation of outside directors                 --            9,000
                                                -----------    -----------

         Total operating expenses                   602,456        659,135
                                                -----------    -----------

         Operating income (loss)                    (88,497)      (139,157)

Other income (loss)
     Interest expense and other charges             (11,425)       (10,789)
     Interest and other income                        9,718            521
                                                -----------    -----------

         Income (loss) before income tax            (90,204)      (149,425)

Income tax expense                                    1,962          2,050
                                                -----------    -----------

         Net income (loss)                      $   (92,166)   $  (151,475)
                                                ===========    ===========


Weighted average common
  shares outstanding                              3,949,980      4,090,700

Net income (loss) per share                            (.02)          (.04)

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Cash Flows
                                    Unaudited


                                                                            Three months ended
                                                                                  March 31,
                                                                        -----------------------------
                                                                          1995                   1996
                                                                       ---------              ---------
Cash flows from operating activities:
    Net income (loss)                                                  $ (92,166)             $(151,475)
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                                     2,000                  3,000
         Outside directors compensation                                     --                    9,000
         Changes in:
             Accounts receivable - trade                                 (66,724)              (149,682)
             Affiliate accounts, net                                     190,349                 (6,623)
             Inventory                                                    53,709                172,688
             Other assets                                                (16,773)               (25,994)
             Accounts payable - trade                                    (33,576)               (88,913)
             Accrued expenses                                            107,483                 (9,205)
               Due to employees                                           (3,135)                   --
                                                                       ---------               --------
                  Net cash (used in) provided by
                   operating activities                                  141,167               (247,204)

Cash flows from investing activities:
     Purchases of office equipment                                        (4,125)                (1,891)
                                                                       ---------              ---------
                  Net cash (used in) investing activities                 (4,125)                (1,891)

Cash flows from financing activities:
     Repayment of notes payable                                         (118,906)                  --
     Net proceeds from notes payable                                        --                   95,441
     Issuance of common stock and exercise
      of stock options, net                                                  280                185,624
                                                                       ---------              ---------
                  Net cash (used in) provided by
                   financing activities                                 (118,626)               281,065

Net (decrease) increase in cash and cash equivalents                      18,416                 31,970
Cash and cash equivalents, beginning of period                             2,442                 35,463
                                                                       ---------              ---------

Cash and cash equivalents, end of period                               $  20,858              $  67,433
                                                                       =========              =========

Supplemental disclosure of cash flow information
     Cash paid for interest                                            $  11,425              $  10,789
                                                                       =========              =========
     Cash paid for income taxes                                        $   1,962              $   2,050
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



RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

NET SALES. Net sales increased by $183,663 or 15.00% from $1,224,820 in 1995 to $1,408,483 in 1996. The net sales increase was primarily a result of our growth in the slotting of new accounts in 1996 and 1995. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company has expanded its supermarket business into the Mid-Atlantic states as well as the Rocky Mountain region. The Company believes it has penetrated many of the major natural food market stores across the country. Additionally, the Company continues to produce for a specialty retailer their private label brand macaroni and cheese dinner using the Company's white cheddar cheese formula.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 41.96% in 1995 to 36.92% in 1996. This decrease was primarily a result from two areas:
(I) a higher production cost as raw materials increased in price and (ii) shipping more private label house brand which has a lower gross profit than the Company's regular products.

                             ANNIE'S HOMEGROWN, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


SELLING EXPENSES. Selling expenses increased by $32,208 or 8.63% from $373,142 in 1995 to $405,350 in 1996 and decreased as a percentage of net sales from 30.47% in 1995 to 28.78% in 1996. The increase in costs in selling expenses primarily reflected an increase in spending in three primary areas: (i) the hiring of additional personnel to sell and support the Company's products and customer base, (ii) increase in freight costs due to a customer base expanding further away from the Company's warehouses in Massachusetts and California,
(iii) marketing costs, including price reductions and trade show appearances, associated with the continued roll-out of the Company's products in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $67,724 or 56.75% from $119,334 in 1995 to $187,058 in 1996 and increased as a percentage of net sales from 9.74% in 1995 to 13.28% in 1996. The increase in costs relates to hiring more personnel to handle the increase in volume as well as the initial public offering.

SLOTTING FEES. Slotting expenses decreased by $52,253 or 47.51% from $109,980 in 1995 to $57,727 in 1996, and decreased as a percentage of net sales from 8.98% in 1995 to 4.10% in 1996. The decrease was due to the Company's decision, based on the initial public offering, to slow down the expansion of purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

COMPENSATION OF OUTSIDE DIRECTORS. In 1996, $8,000 in compensation for stock options granted was recorded for the four outside directors of the Company. In 1995, the Company had $45,000 paid to the four outside directors in the fourth quarter. No compensation was paid to its directors who also were employees of the Company.

                             ANNIE'S HOMEGROWN, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED



LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through the initial public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit from a financial institution and cash generated from operations. At March 31, 1996, the Company had a working capital deficit of $150,164. The decrease in working capital deficit was primarily generated by the Company's decision to proceed with the expansion by purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets.

The Company has a revolving line of credit with a financial institution in the amount of $150,000 which bears interest at the prevailing prime rate plus 3%. In addition, each borrowing incurs a service fee which varies from 0.5% to 8% (up to 90 days) depending on the number of days the borrowing is outstanding. The line of credit is secured by the Company's accounts receivable and inventory and guaranteed by an officer and certain directors of the Company. The Company also has a $10,000 unsecured line of credit with a bank which bears interest at the prime rate plus 8.9%. At March 31, 1996 the Company had $127,570 in outstanding borrowings under the lines of credit.

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

On July 31, 1996, the Company closed its initial public offering of Common Stock. In total, 256,490 shares were sold resulting in gross proceeds of approximately $1,500,000. Expenses from the inception of the offering totaled approximately $325,000. Some of the proceeds were used to fund operating losses during the first three months of fiscal 1996 amounting to approximately $151,000, which included slotting fees of approximately $57,000.

                             ANNIE'S HOMEGROWN, INC.

                           PART II - OTHER INFORMATION


 EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit Number
     --------------
         27.1                                        Financial Data Schedule

(B) REPORTS ON FORM 8-K

 No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended March 31, 1996.





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