Form 10QSB
period 1996-06-30
ANNIES HOMEGROWN INC
filed 1996-12-30
CIK 890818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 1996
                                   -------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                       Commission file number: 33-93982-LA

                             ANNIE'S HOMEGROWN, INC.
--------------------------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)

             DELAWARE                                         06-1258214
--------------------------------------                    ----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

180 SECOND STREET, SUITE 202, CHELSEA, MA                         02150
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

Yes            No  X
   ----           ----
Number of shares of Common Stock, $.001 par value, outstanding as of June 30, 1996:

                                4,127,281 shares

Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                              ----   ----




                             ANNIE'S HOMEGROWN, INC.

                                      Index


                                                                        Page No.
                                                                        --------

Part I.    Financial Information

           Item 1. Financial Statements
           Balance Sheet as of June 30, 1996 (unaudited)                      3

           Statements of Operations for the Three Months and
           Six Months Ended June 30, 1996 and 1995 (unaudited)                4

           Statements of Cash Flows for the Six Months Ended
           June 30, 1996 and 1995 (unaudited)                                 5

           Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation                               6-8


Part II    Other Information

           Item 6. Exhibits and Reports on Form 8-K                           9
           Signatures                                                         9



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

                             ANNIE'S HOMEGROWN, INC.
                                  Balance Sheet
                                    Unaudited

                                                                   June 30, 1996
                                                                   -------------
                                     Assets
Current assets
    Cash and cash equivalents                                       $    19,639
    Accounts receivable
       Trade                                                             88,336
       Related parties                                                   32,308
    Inventory                                                           250,284
    Other current assets                                                    500
                                                                     ----------
         Total current assets                                           391,067

Office equipment                                                         58,745
Accumulated depreciation                                                (30,291)
                                                                    -----------
         Office equipment, net                                           28,454

Due from officer                                                         75,000
Other assets                                                             24,470
                                                                    -----------

         Total assets                                               $   518,991
                                                                    ===========

                  Liabilities and Stockholders' Equity (Deficit)
Current liabilities
    Notes payable                                                   $    64,163
    Accounts payable, trade                                             451,758
    Accrued expenses                                                    141,512
    Due to employees                                                     47,614
                                                                    -----------
         Total current liabilities                                      705,047

Commitments

Stockholders' equity (deficit)
 Common stock, $.001 par value
     Authorized 10,000,000 shares
     issued 4,239,187 shares                                              4,239
    Additional paid in capital                                        1,044,841
    Accumulated deficit                                              (1,143,386)
    Note receivable stockholder                                          (1,750)
    Treasury stock, 111,906 common shares at cost                       (90,000)
                                                                    -----------
         Total stockholders equity (deficit)                           (186,056)

         Total liabilities and stockholders' equity                 $   518,991
                                                                     ===========

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Operations
                                    Unaudited


                                               Three months ended               Six months ended
                                                    June 30,                        June 30,
                                            ------------------------      ---------------------------
                                                1995          1996           1995             1996
                                          --------------  ----------      -----------      ----------

Net sales                                  $   965,492    $   902,465    $ 2,190,312    $ 2,310,948

Cost of sales                                  573,606        545,819      1,280,942      1,434,323
                                           -----------    -----------    -----------    -----------

         Gross profit                          391,886        356,646        909,370        876,625

Operating expenses:
     Selling                                   263,048        335,803        569,715        737,138
     General and administrative                165,814        165,273        343,172        354,831
     Slotting fees                              42,872        146,286        165,171        204,013
     Compensation of outside directors            --            6,000           --           15,000
                                           -----------    -----------    -----------    -----------

         Total operating expenses              471,734        653,362      1,078,058      1,310,982
                                           -----------    -----------    -----------    -----------

         Operating income (loss)               (79,848)      (296,716)      (168,688)      (434,357)

Other income (loss)
     Interest expense and other charges           (757)       (10,369)       (13,523)       (21,158)
     Interest and other income                   8,310          6,048         19,370          5,053
                                           -----------    -----------    -----------    -----------


         Income (loss) before income tax       (72,295)      (301,037)      (162,841)      (450,462)

Income tax expense                                --             --            1,962          2,050
                                           -----------    -----------    -----------    -----------


         Net income (loss)                 $   (72,295)   $  (301,037)   $  (164,803)   $  (452,512)
                                           ===========    ===========    ===========    ===========


Weighted average common
  shares outstanding                         3,957,297      4,118,961      3,950,536      4,104,831

Net income (loss) per share                       (.02)          (.07)          (.04)          (.11)


                             ANNIE'S HOMEGROWN, INC.
                            Statements of Cash Flows
                                    Unaudited


                                                              Six months ended
                                                                  June 30,
                                                            -----------------------
                                                               1995         1996
                                                           -----------  ------------
Cash flows from operating activities:
    Net income (loss)                                       $(164,803)   $(452,512)
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                          4,100        6,000
         Outside directors compensation                          --         15,000
         Changes in:
             Accounts receivable - trade                       58,009      116,357
             Affiliate accounts, net                          273,918      (11,555)
             Inventory                                        116,093      155,480
             Other assets                                       1,626       (5,317)
             Accounts payable - trade                         (29,092)    (139,901)
             Accrued expenses                                  68,929      (38,071)
               Due to employees                                (3,771)      (2,100)
                                                            ---------    ---------
                  Net cash (used in) provided by
                   operating activities                       325,009     (356,619)

Cash flows from investing activities:
     Purchases of office equipment                             (7,614)      (2,123)
                                                            ---------    ---------
                  Net cash (used in) investing activities      (7,614)      (2,123)

Cash flows from financing activities:
     Repayment of notes payable                              (210,658)        --
     Net proceeds from notes payable                             --         24,534
     Issuance of common stock and exercise
      of stock options, net                                   (68,865)     318,384
                                                            ---------    ---------
                  Net cash (used in) provided by
                   financing activities                      (279,523)     342,918

Net (decrease) increase in cash and cash equivalents           37,872      (15,824)
Cash and cash equivalents, beginning of period                  2,442       35,463
                                                            ---------    ---------

Cash and cash equivalents, end of period                    $  40,314    $  19,639
                                                            =========    =========

Supplemental disclosure of cash flow information
     Cash paid for interest                                 $  13,523    $  21,158
                                                            =========    =========
     Cash paid for income taxes                             $   1,962    $   2,050
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



RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

NET SALES. Net sales increased by $120,636 or 5.51% from $2,190,312 in 1995 to $2,310,948 in 1996. The net sales increase was primarily a result of our growth in the slotting of new accounts in 1996 and 1995. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company has expanded its supermarket business into the Mid-Atlantic states as well as the Rocky Mountain region. The Company believes it has penetrated many of the major natural food market stores across the country. Additionally, the Company continues to produce for a specialty retailer their private label brand macaroni and cheese dinner using the Company's white cheddar cheese formula.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 41.52% in 1995 to 37.93% in 1996. This decrease was primarily a result of higher production costs as raw materials increased in price.

                             ANNIE'S HOMEGROWN, INC.

SELLING EXPENSES. Selling expenses increased by $167,423 or 29.39% from $569,715 in 1995 to $737,138 in 1996 and increased as a percentage of net sales from 26.01% in 1995 to 31.90% in 1996. The increase in selling expenses as a percentage of net sales primarily reflected an increase in spending in three primary areas: (i) the hiring of additional personnel to sell and support the Company's products and customer base, (ii) increase in freight costs due to a customer base expanding further away from the Company's warehouses in Massachusetts and California, (iii) marketing costs, including price reductions and trade show appearances, associated with the continued roll-out of the Company's products in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $38,842 or 23.52% from $343,172 in 1995 to $354,831 in 1996 and decreased as a percentage of net sales from 15.67% in 1995 to 15.35% in 1996. The increase in costs relates to hiring more personnel to handle the increase in volume as well as the initial public offering.

SLOTTING FEES. Slotting expenses increased by $38,842 or 23.52% from $165,171 in 1995 to $204,013 in 1996, and increased as a percentage of net sales from 7.54% in 1995 to 8.83% in 1996. The increase was due to the Company's decision to proceed with the expansion by purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

COMPENSATION OF OUTSIDE DIRECTORS. In 1996, $15,000 in compensation for stock options granted was recorded for the four outside directors of the Company. In 1995, the Company had $45,000 paid to the four outside directors in the fourth quarter. No compensation was paid to its directors who also were employees of the Company.


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

NET SALES. Net sales decreased by $63,027 or 6.53% from $965,492 in 1995 to $902,465 in 1996. The net sales decrease was primarily a result of doing less sales in its private label house brand. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company has expanded its supermarket business into the Mid-Atlantic states as well as the Rocky Mountain region. The Company believes it has penetrated all of the major natural food market stores across the country.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 40.59% in 1995 to 39.52% in 1996. This decrease was primarily a result of higher production costs as raw materials increased in price.

SELLING EXPENSES. Selling expenses increased by $72,755 or 27.66% from $263,048 in 1995 to $335,803 in 1996 and increased as a percentage of net sales from 27.24% in 1995 to 37.21% in 1996. The increase in selling expenses as a percentage of net sales primarily reflected an increase in spending in marketing costs, including advertising and price reductions.

                             ANNIE'S HOMEGROWN, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED


GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $541 or .33% from $165,814 in 1995 to $165,273 in 1996 and increased as a percentage of net sales from 17.17% in 1995 to 18.31% in 1996. The percentage increase was due primarily to personnel handling less volumes of work as sales decreased.

SLOTTING FEES. Slotting expenses increased by $103,414 or 241.22% from $42,872 in 1995 to $146,286 in 1996, and increased as a percentage of net sales from 4.44% in 1995 to 16.21% in 1996. The increase was due to the Company's decision to proceed with the expansion by purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through the initial public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit from a financial institution and cash generated from operations. At June 30, 1996, the Company had a working capital deficit of $313,980. The working capital deficit was primarily generated by the Company's decision to proceed with the expansion by purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets.

The Company has a revolving line of credit with a financial institution in the amount of $150,000 which bears interest at the prevailing prime rate plus 3%. In addition, each borrowing incurs a service fee which varies from 0.5% to 8% (up to 90 days) depending on the number of days the borrowing is outstanding. The line of credit is secured by the Company's accounts receivable and inventory and guaranteed by an officer and certain directors of the Company. In June 1996, the Company renegotiated its line of credit with the financial institution. The Company increased its line of credit from $150,000 to $300,000. In addition, the service fees charged were reduced from 0.5% to 8% (up to 90 days) to 0.4% to 6.4% (up to 90 days). The Company also has a $10,000 unsecured line of credit with a bank which bears interest at the prime rate plus 8.9%. At June 30,1996 the Company had $56,663 in outstanding borrowings under the lines of credit.

On July 31, 1996, the Company closed its offering. In total, 256,490 shares were sold resulting in gross proceeds of approximately $1,500,000. Expenses from the inception of the offering totaled approximately $325,000. Some of the proceeds were used to fund operating losses during the first six months of fiscal 1996 amounting to approximately $450,000, which included slotting fees of approximately $204,000. The Company expects profitable operations over the balance of 1996.

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

                           PART II - OTHER INFORMATION


 EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit Number
     --------------
         27.1                                        Financial Data Schedule

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended June 30, 1996.





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