Form 10KSB
period 1996-12-31
ANNIES HOMEGROWN INC
filed 1997-03-28
CIK 890818

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

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

                                  617-889-2822
                (Issuer's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

    Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   [X]    No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form.

The issuer's revenue for the fiscal year ended December 31, 1996 was $4,811,762. As of December 31, 1996, the aggregate market value of the Issuer's voting stock held by non-affiliates was approximately $6,735,726 based on the initial public offering price of Common Stock of $6.00 per share.

As of December 31, 1996, there were 4,256,895 shares of the Issuer's Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None
================================================================================




                                     PART I

ITEM 1.   BUSINESS

GENERAL

Annie's Homegrown,  Inc. ("Annie's" or the "Company"),  which was founded by Ann
E. Withey and Andrew M. Martin, is engaged in the manufacture, marketing and sale of premium natural macaroni and cheese dinners and other pasta products. The Company's products include: Annie's Shells and Cheddar, Annie's Alfredo, Annie's Whole Wheat Shells and Cheddar and Annie's Mild MexicanTM . In the first quarter of 1997, the Company introduced a new line of all natural pasta dinners called Annie's One-Step. The One-Step dinners combine different pasta shapes with five sauce recipes which provide the convenience and simplicity of one-step, one-pot cooking.

The Company's products are manufactured by contract packers according to the specifications provided by the Company, which include the recipe, ingredients, graphics and packaging for the product. The Company's products are sold primarily through supermarkets and natural and specialty food stores. The Company also manufactures a private label house brand for a specialty retailer, using its premium all natural white cheddar cheese formula together with elbow macaroni. To date, the Company has focused its marketing and distribution efforts on the Northeast and West Coast U.S. markets. The Company's strategy is to expand its supermarket distribution nationally in addition to developing new and unique all natural food products to sell to its existing customer base.

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

Statements in this Form 10-KSB which are not historical facts, so called "forward-looking statements", are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-KSB, the terms "anticipates", "expects","estimates","believes" and other similar terms as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed herein and in the Company's other filings with the Securities and Exchange Commission. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results."

PRODUCTS

The Company manufactures and sells a variety of macaroni and cheese dinners under the Annie's name. The Company's products are made using all natural ingredients including its premium all natural white cheddar cheese formula together with petite pasta shells made from 100% durum semolina. The Company's products include:

Annie's Shells and Cheddar, introduced in January 1989, made with petite durum semolina pasta shells and premium all natural white Vermont cheddar cheese.

Annie's Alfredo, introduced in August 1989, made with petite durum semolina pasta shells and premium all natural white Vermont cheddar cheese with garlic and basil.

Annie's Whole Wheat Shells and Cheddar, introduced in February 1990, made with an organically grown whole wheat pasta shells and premium all natural white Vermont cheddar cheese.


Annie's Mild MexicanTM , introduced in November 1994, made with petite durum semolina pasta shells and premium all natural white Vermont cheddar cheese and Mexican spices.

These products are typically priced at retail between $0.99 and $1.49 for a 7.25 oz. package.

In the first quarter of 1997, the Company introduced a new line of five all natural pasta dinners called Annie's One-Step. The dinners combine different pasta shapes with five sauce recipes which provide the convenience and simplicity of one-step, one-pot cooking Annie's one-step dinners include the following:

Annie's One-Step Rotini with Four Cheese Sauce

Annie's One-Step Penne Pasta with Alfredo Sauce

Annie's One-Step Radiatore Pasta with Sundried Tomato and Basil Sauce

Annie's One-Step Corkscrew Pasta with Savory Herb and Garlic Sauce

Annie's One-Step Curly Fettuccine with White Cheddar and Broccoli Sauce

Annie's One-Step dinners are typically priced at retail between $1.59 and $1.99 for a 5 oz . package.

SALES, MARKETING AND DISTRIBUTION

The Company sells its products primarily to two classes of retailers: (i) supermarket chains, also known as "mass markets;" and (ii) natural and specialty food stores. Selection of new regional markets is based upon consumer profiles, product opportunity and costs of introduction.

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

The Company's products are also sold to natural food markets and specialty food stores, such as Whole Foods and Fresh Fields, and to select natural and specialty food distributors. Buying practices of natural and specialty food stores are highly selective due to the nature of the retailers, which reflect their customers demands for both natural and premium quality products. According to Spence Information Services, the only sales information service catering to the natural food trade, Annie's was the Number 2 ranked brand, based on total dollar sales, in the Entree and Mixes category with the top two selling items in that category for the year ended December 31, 1996.

In October 1996, the Company signed a master distribution agreement with Liberty Richter, Inc.("Liberty"). The agreement calls for Liberty to distribute all of the Company's products except for the private label and mail order lines in the continental United States. The Company sells the products to Liberty who in turn sells the products to supermarket chains and natural and specialty food stores. Liberty has two warehouses, one located in New Jersey and the other located in California. Liberty distributes and sells Annie's products within the territory utilizing its own sales force and sub distributors that they maintain. In addition, Liberty provides other services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and trade show participation. All promotions and slotting presentations as well as sub distributors and brokers are subject to Annie's approval.

Using the Company's sales and marketing presentation, Liberty, through its regional managers and food brokers, presents the Company's products to the supermarket or distributor buyer. The key competitive factors in influencing a purchasing decision by the buyer include the product quality, packaging, sales history, profitability and consumer demand. If a buyer decides to accept the product, other issues such as the cost of acquiring shelf space (introductory slotting) and the Company's specific commitments to marketing programs are negotiated. Introductory slotting fees and marketing programs often vary from customer to customer. Emphasizing the selling features of its products, the Company, through Liberty and its brokers, attempts to negotiate the lowest slotting cost. Slotting fees can take the form of cash payments and/or free product allowances. Utilizing both Liberty`s and the brokers' knowledge regarding specific accounts, the Company tailors its introductory marketing program to each new account.

Under the Liberty Agreement, Liberty must distribute any new products that Annie's chooses to distribute through Liberty's channels unless Liberty has a preexisting non compete provision with another vendor. The initial contract expires December 31, 1997 with automatic renewals scheduled on a year to year basis.

Prior to October 1996, the Company sold its products directly to supermarket chains and wholesale distributors, utilizing regional food brokers on a commission basis. Regional food brokers served as the Company's sales representatives and assisted the Company in the sales process. The Company had retained 21 food brokers. Using the Company's sales and marketing presentation, the food brokers presented the Company's products to the supermarket or distributor buyer. Prior to entering into the Liberty Agreement the Company's products were shipped directly from the manufacturer via common carrier to either of the Company's two public warehouses located in Massachusetts and California. The Company did not rent the warehouses but was charged a fee based on the amount of use. The Company then distributed its products by shipping either directly to supermarket chains' central warehouses, where the products were then redistributed to individual stores as needed, or to a wholesale grocery distributor.

The Company's sales strategy is to continue to expand its supermarket distribution nationally in addition to developing new and unique all-natural food products to sell to its existing customer base. Management believes the Company will benefit from greater trade relations due to Liberty's favorable position in the supermarket and natural food trade. In addition, Management believes its consolidated distribution with Liberty's other products will provide the Company greater access to key accounts in expansion markets as well as facilitate new product introductions into its existing customers.

For the fiscal years ending December 31, 1995 and 1996, no one customer accounted for more than 10% of the Company's net sales.

CUSTOMERS

The Company's products are marketed toward mothers, children and young adults. These three groups are the primary purchasers in the macaroni and cheese dinner category. Management believes its customers are people who prefer to buy a natural, better-tasting product and are willing to pay a premium price.

The Company relies primarily on brand loyalty and word of mouth to promote its products. The Company's marketing strategy is designed to encourage customers to try its products for the first time and develop brand loyalty. The Company accomplishes this by continually educating customers about the differences between its all natural products and the competition's products, as well as through product sampling, community giveaways, promotional pricing and account specific marketing events such as buy-one get-one free promotions.

PRODUCT QUALITY AND DEVELOPMENT

Ann E. Withey, the Company's co-founder, Director, and Inspirational President, maintains the final responsibility for the recipes for the Company's products. The Company takes great pride in producing high quality, all natural, easy to prepare meals. Annie's petite pasta shells are made from 100% durum semolina flour. Management believes the quality of its 100% durum semolina pasta is one of the more important differences between Annie's and other competitive national brands. Several of the lower priced brands are prepared from a lower grade, less expensive blend of spring wheat and durum flour. Pure durum semolina flour produces a golden, translucent looking finished pasta product, while blended enriched flour produces a faded, chalky looking finished product. The Company has retained a product development consultant to increase the speed at which new products are created and introduced to the market. The consultant reviews all recipes and flavors with Ms. Withey which are subject to Ms. Withey's final approval.

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

COMPETITION

The industry in which the Company competes is highly competitive. The principal methods of competition in the macaroni and cheese market include pricing, product quality and taste, brand advertising, trade and consumer promotions, packaging and the development of new products. The Company competes not only for consumer acceptance but also for shelf space in supermarkets and natural food stores and for the marketing focus by the Company's distributors, some of which also distribute other competing products. The Company competes in two primary classes of trade: (i) the mainstream supermarket trade, also known as the "mass markets" and (ii) the natural food trade. The macaroni and cheese category in the mass market trade is highly competitive. The leading brand in the category is Kraft's Original Macaroni and Cheese Dinner (Kraft is owned by Philip Morris Companies, Inc.) which accounted for over 40% of the total dollar sales in the category in 1996 according to Information Resources Infoscan reports. In addition to the Kraft brand, the category is comprised of other products such as Golden Grain (The Quaker Oats Company), private label products (store brands), and several regional brands. Store brands are usually sold at prices well under the Company's products. Most of the companies that compete in the macaroni and cheese category are larger than Annie's and have significantly greater resources.

Management believes that the Company's products do not directly compete with these "value-priced" lines. The Company's products are positioned as a "premium" brand and viewed as a natural alternative to the low-priced, artificially-flavored brands. Management believes its target customers are people who prefer to buy natural, better-tasting products and are willing to pay a premium for those products. The Company uses unique, brightly colored packaging to differentiate its products from competing brands, which tend to be very similar in graphical design.

The macaroni and cheese category is less competitive in natural food stores, which do not typically carry Kraft Macaroni and Cheese or Golden Grain. The Company competes in that market with other products based on quality and all natural ingredients. Several of these brands are also offered by companies larger than the Company. There is less pricing competition within this segment, as natural, specialty and gourmet food stores typically sell products based on their quality and ingredients, not price.

Management believes that the principal bases of competition include price, product quality, taste, reputation and brand loyalty. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will be able to continue to do so. The ability of the Company to compete successfully in the future will depend on factors both within and outside its control, including the Company's ability to respond to changing market conditions and the activities of its competitors, to control costs, to introduce successful new products, to grow its customer base, and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully with respect to these factors in the future or that present competitors or future entrants will not successfully compete with the Company in the future, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

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

COMMUNITY ENRICHMENT PROGRAM

The Company's mission is to provide the highest quality all natural food products to its customers and to serve as an ethically, socially, and environmentally conscious business model for customers, other companies and the food industry. The Company promotes environmental efforts to minimize the consumption of resources and encourages individuals to make personal commitments to social and environmental causes. The Company also actively supports a variety of non-profit and school groups that help women, children and the environment.

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

The Company has also created and supports the Be Green(R) environmental awareness program. There is a description on each package of the Company's product describing how individuals can help the environment by increasing environmental awareness. Consumers can receive a free Be Green(R) bumper sticker which helps consumers express their support for the environment.

Be Green(R) Magazine is a publication produced by the Company and is a forum whereby the Company can communicate its philosophy, products and community programs. Be Green(R) Magazine features inspiring articles and stories, facts about the environment, coloring pages, comic strips for kids, stories about groups that are helping the environment and society.

For the year ended December 31, 1995, the Company contributed approximately $38,600 in cash, resources and products to various organizations. The Company, adhering to its philosophy, made contributions of approximately $ 24,000 in cash, resources and products for the year ended December 31, 1996.

INTELLECTUAL PROPERTY RIGHTS

The Company regards its trademarks, its packaging, promotional material and other art work and its trade secrets comprising of its processes, formulas, ingredients, and recipes as critical to its success and attempts to protect such property. The Company has registered the following trademarks in the United States; "Bernie-Rabbit of Approval", "Annie's", "Annie's Homegrown", "Annie's Pasta," "Be Green" and "Annie's Mild Mexican. The Company also uses several other trademarks for which federal trademark registrations are now pending. The Company also uses appropriate copyright notices with its packaging, promotional materials and other art work. The Company's suppliers, pursuant to confidentiality agreements with the Company, have agreed to retain in confidence and not use the Company's trade secrets except for the benefit of the Company. The Company intends to take all necessary and appropriate action to protect against imitation of its products, packaging, promotional materials and other art work and to defend such trademarks, copyrights, and trade secrets. The Company does not have any patents.

REGULATION

The production and marketing of the Company's products are subject to the rules and regulations of various federal, state, and local heath agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of the Company's products.

EMPLOYEES


As of December 31, 1996, the Company had nine employees: two general management, one salesperson, three sales and marketing support, and three operations including financial management. The Company has never participated in a collective bargaining agreement. Management believes its relationship with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company leases 1,500 square feet at 180 Second Street, Suite 202, Chelsea, Massachusetts and leases 800 square feet of office space at 200 Gate Five Road, Suite 211, Sausalito, California. The Chelsea lease expires on December 31, 1997, and has a monthly rent of $1,150 for the term of the lease with an additional amount due for its portion of building expenses over a base period of 1994. The Sausalito lease expires on September 30, 1997, and has a monthly rent of $1,250. The Company believes that both properties are adequately covered by insurance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders held on October 28, 1996, the Company's stockholders:

     (i) Elected the following persons as Directors of the Company to serve a one year term:


                                                     Total Vote For             Total Vote Withheld
                                                     Each Director              From Each Director
                                                     ----------------------------------------------
         Ann E. Withey                                 3,654,906                        1,280
         Andrew Martin                                 3,654,906                        1,280
         Deborah Churchill Luster                      3,654,856                        1,330
         Brady Bevis                                   3,654,706                        1,480
         Patrick DeTemple                              3,654,856                        1,330
         Paul Geffner                                  3,654,856                        1.330
         Kare Anderson                                 3,654,806                        1,380


         (ii) Approved the Company's 1996 Stock Plan. With respect to such matter, the votes were as following: 3,648,540 shares voted for the proposal, 3,535 shares voted against the proposal, and 4,111 shares abstained from voting on the proposal.

         (iii) Ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditor's for the fiscal year ending December 31, 1996. With respect to such matter, the votes were as following:
         3,651,875 shares voted for the proposal, 722 shares voted against the proposal, and 3,589 shares abstained from voting on the proposal.




                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


The Company's Common Stock, $.001 par value, is not listed on any public securities exchange or market and there can be no assurances that the Company's Common Stock will be listed on a stock exchange or market or that a trading market will ever develop .

The approximate number of record holders of the Company's Common Stock as of December 31, 1996 was 2,580. The Company has never paid a cash dividend with respect to its shares of the Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The Company has developed four premium macaroni and cheese dinners: Annie's Shells and Cheddar, Annie's Alfredo, Annie's Whole Wheat Shells and Cheddar, and Annie's Mild Mexican(TM) . In the first quarter of 1997, the Company introduced a new line of all natural pasta dinners called Annie's One-Step. The dinners combine different pasta shapes with five sauce recipes which provide the convenience and simplicity of one-step, one-pot cooking as follows: Annie's One-Step Rotini with Four Cheese Sauce, Annie's One-Step Penne Pasta with Alfredo Sauce, Annie's One-Step Radiatore Pasta with Sundried Tomato and Basil Sauce, Annie's One-Step Corkscrew Pasta with Savory Herb and Garlic Sauce, Annie's One-Step Curly Fettuccine with White Cheddar and Broccoli Sauce. The Company also has an agreement with a specialty retailer to provide a private label house brand using the Company's premium all natural white cheddar cheese formula together with elbow macaroni.

In October 1996, the Company signed a master distribution agreement with Liberty Richter, Inc.("Liberty"). The Liberty Agreement calls for Liberty to distribute all of the Company's products except for the private label and mail order lines in the continental United States. The Company sells the products to Liberty who in turn sells the products to its two main classes of trade supermarket chains and natural and specialty food stores. Liberty has two warehouses, one located in New Jersey and the other located in California.

Liberty distributes and sells Annie's products within the territory utilizing its own sales force and sub distributors that they maintain. In addition, Liberty provides other services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and food show participation. All promotions and slotting presentations as well as sub distributors and brokers are subject to Annie's approval.

Using the Company's sales and marketing presentation, Liberty through its food brokers presents the Company's products to the supermarket or distributor buyer The key competitive factors in influencing a purchasing decision by the buyer include the product quality, packaging, sales history, profitability and consumer demand. If a buyer decides to accept the product, other issues such as the cost of acquiring shelf space (introductory slotting) and the Company's specific commitments to marketing programs are negotiated. Introductory slotting fees and marketing programs often vary from customer to customer. Emphasizing the selling features of its products, the Company, through Liberty and its brokers, attempts to negotiate the lowest slotting cost. Slotting fees can take the form of cash payments and/or free product allowances. Utilizing both Liberty`s and the brokers' knowledge regarding specific accounts, the Company tailors its introductory marketing program to each new account.

Under the Liberty Agreement , Liberty must distribute any new products that Annie's chooses to distribute through their channels unless Liberty has a preexisting non compete provision with another vendor. The initial contract expires December 31, 1997 with automatic renewals scheduled on a year to year basis.

The Company's cost of sales consists of the cost of finished product shipped from a co-packer. The raw materials are purchased by the Company according to the specifications provided by the Company, which include the recipe, ingredients, graphics and packaging for the product and shipped to the co-packer. Then, the co-packer packages the raw materials into the appropriate boxes and cases according to orders specified by the Company. The products are shipped directly from the manufacturer via common carrier to either of Liberty's two public warehouses located in New Jersey and California. The Company distributes its products through Liberty's distribution system to either the supermarket chains' central warehouses or to a wholesale grocery distributor.

Selling expenses include the costs of product marketing, sales commissions, cost of product distribution and account management. Liberty retains brokers at the approval of the Company who present the Company's products to supermarket chains and distributors. The brokers work on a commission basis, generally 5% of net cash received. The Company negotiates, through the broker, the cost of acquiring shelf space (introductory slotting) as well as the continuing support needed for the product as indicated. Introductory slotting fees can take the form of cash payments and/or free product allowances.

The Company's sales strategy is to continue to expand its supermarket distribution nationally in addition to developing new and unique all-natural food products to sell to its existing customer base. The Company will benefit from greater trade relations due to Liberty's favorable position in the supermarket and natural food trade. Management believes its consolidated distribution with Liberty's other products will provide the Company greater access to key accounts in expansion markets as well as facilitate new product introductions into its existing customers. For the fiscal year ended December 31,1995 and 1996, no one customer accounted for more than 10% of the Company's net sales.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations (see Financial Statements and related Notes) for the years indicated:

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                              1995              1996
                                                                            --------           -------
         STATEMENTS OF OPERATIONS DATA:
         Net sales........................................                    100.00%        100.00%
         Cost of sales....................................                     57.33          57.88
         Gross profit.....................................                     42.67          42.12
         Selling expenses.................................                     29.81          27.93
         General and administrative expenses..............                     14.01          14.00
         Slotting fees....................................                      6.88           4.73
         Compensation of outside directors................                      0.99           0.31
         Operating income (loss)..........................                     (9.02)         (4.85)
         Interest expense and borrowing charges...........                      1.08           1.06
         Interest and other income........................                      0.24           0.17
         Income tax expense...............................                      0.06           0.07
         Net income (loss)................................                     (9.92)         (5.81)


FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

Net sales. Net sales increased by $265,551 or 5.84% from $4,546,211 in 1995 to $4,811,762 in 1996. The net sales increase was primarily a result of growth in the slotting of new accounts. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company has expanded its supermarket business into the Mid-Atlantic states as well as the Rocky Mountain region. For the fiscal years ended December 31, 1995 and 1996, none of the Company's customers accounted for more than 10% of the Company's net sales.


Gross profit. As a percentage of net sales, gross profit decreased from 42.67% in 1995 to 42.12% in 1996. This decrease was primarily the result of the increase in dairy and wheat costs during 1996,offset by reduced raw material costs due to the Company's decision to purchase all its raw materials directly from suppliers and having the co-packers produce the product using these raw materials. This enabled the Company to achieve better pricing than purchasing the finished product from the co-packer. where the co-packer provided the raw materials.

Selling expenses. Selling expenses decreased by $11,045 or 0.82% from $1,355,129 in 1995 to $1,344,084 in 1996 and decreased as a percentage of net sales from 29.81% in 1995 to 27.93% in 1996. The decrease in selling expenses as a percentage of net sales primarily reflected a leveling off in spending in three primary areas; personnel, freight costs and promotional spending. The Company maintained the same number of personnel to sell and support its products and customer base. Freight costs remained level due to efficiencies of larger customer orders and customers picking up orders despite the customer base expanding away from the Company's warehouses. Promotional spending including price reductions were kept consistent with 1995 levels.

General and administrative expenses. General and administrative expenses increased by $36,755 or 5.77% from $636,939 in 1995 to $673,694 in 1996 and decreased as a percentage of net sales from 14.01% in 1995 to 14.00% in 1996. This increase was due primarily to expenditures related to increased professional costs due to governmental reporting requirements required by the Company's initial public offering.

Slotting fees. Slotting expenses decreased by $85,258 or 27.27% from $312,661 in 1995 to $227,403 in 1996, and decreased as a percentage of net sales from 6.88% in 1995 to 4.73% in 1996. The decrease was due to the Company's decision to scale back purchasing additional shelf space at supermarkets which requires paying introductory slotting fees as a result of insufficient working capital. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

Compensation of outside directors. In 1995, $24,000 in compensation for Common Stock issued and $21,000 in compensation for stock options granted was recorded for the four outside directors of the Company. In 1996, $15,000 in compensation for stock options granted in 1995 was recorded for the four outside directors of the Company. The Company pays no compensation for its directors who are also employees of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through the initial public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit from a financial institution and cash generated from operations. At December 31, 1996 and 1995, the Company had a working capital (deficit) of $564,350 and $(193,412), respectively. The increase in working capital was primarily generated by the amount of working capital received through the Company's initial public offering.

Net cash used in operating activities for the year ended December 31, 1996 was $170,407, consisting primarily of a decrease in net income along with a substantial increase in inventory , offset by a substantial increase in accounts payable and advances from distributor. Net cash provided by operating activities was $40,621 in 1995 consisting primarily of increases in collection on related party accounts, as well as increases in accruals and trade payables and offset in part by increases in slotting and accounts receivables.

Net cash used in investing activities consisted of capital expenditures totaling $18,044 in 1996 and $18,787 in 1995 which related principally to the purchase of office equipment.

The Company had net cash provided by financing activities of $1,013,490 and $11,187 for 1996 and 1995, respectively. In 1996 and 1995, net cash used in financing activities was used primarily to pay off the revolving line of credit. The Company had a revolving line of credit with a financial institution in the amount of $150,000 which bore interest at the prevailing prime rate plus 3%. In addition, each borrowing incurred a service fee which varies from 0.5% to 8% (up to 90 days) depending on the number of days the borrowing is outstanding. The line of credit was secured by the Company's accounts receivable and inventory and guaranteed by an officer and certain directors of the Company. In June 1996, the Company renegotiated its line of credit with the financial institution. The Company increased its line of credit from $150,000 to $300,000. In addition, the service fees charged were reduced from 0.5% to 8% (up to 90 days) to 0.4% to 6.4% (up to 90 days). In October 1996, the Company terminated the use of the line of credit. The Company also has a $10,000 unsecured line of credit with a bank which bears interest at the prime rate plus 8.9%. At December 31, 1995, the Company had $32,129 of outstanding borrowings under the lines of credit. At December 31, 1996, The Company had $10,014 outstanding on the unsecured line of credit from the bank.

The Company also has a $7,500 demand note payable to an Officer of the Company which bears interest at 11%. The Company used the proceeds of the note for general working capital.

On July 31, 1996, the Company closed its initial public offering. In total, 256,895 shares were sold resulting in gross proceeds of approximately $1,500,000. Expenses from the inception of the offering totaled approximately $310,000. The Company's primary capital needs are for expansion into national supermarket distribution and to develop new products. The Company intends to expand its supermarket distribution throughout the United States by acquiring shelf space or new "slots" (one product in one store equals one slot). The Company acquired new slots of shelf space during 1996 and 1995 by opening new accounts and slotting its Alfredo and Mild Mexican products into selected existing accounts. The Company's expenditures for slotting fees of $227,403 in 1996 were funded with a portion of the net proceeds of the initial public offering. Slotting expenses for 1995 were $312,661.

The Company believes that the net proceeds from the initial public offering, together with the funds that may be generated from operations, will be sufficient to fund the Company's currently anticipated working capital requirement and expenditure requirements at least through December 31,1997.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-KSB) may contain statements which are not historical facts, so called "forward-looking statements", which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.When used in this Form 10-KSB, the terms "anticipates", "expects","estimates","believes" and other similar terms as they relate to the Company or its management are intended to identify such forward-looking statements. In particular, statements made above in "Item 2. Description of Property" relating to the suitability of the Company's facilities and equipment for future operations and the availability of additional facilities and equipment in the future and in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of funds for the Company's working capital requirements during 1997 and the Company's expectation that future cash flow will continue to be provided from operations will have any significant impact on its business may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss or a very small profit for its entire history and there can be no assurance of it ever achieving consistent profitability. The Company had working capital at December 31, 1996 of $564,350 and a working capital deficit of approximately $193,000 at December 31, 1995. In addition, the Company completed its initial public offering in July 1996. The Company may still require additional working capital in the future and there can be no assurance that such working capital will be available on acceptable terms, if at all. The macaroni and cheese marketplace is highly competitive and many of the Company's competitors have significantly greater financial and other resources greater than the Company. The failure of the Company to compete effectively with existing or new competitors could result in price erosion, decreased margins and decreased revenues, any or all of which could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company historically has relied on a relatively small number of customers for a large percentage of its total revenues. Loss of, or a decrease in orders from, any one or more of these customers could have a material adverse effect on the Company's results of operations and financial condition.

The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially affect revenues and profitability, including: competitive pressure on selling prices and margins; cost of ingredients; transportation and distribution costs; timing of customer orders; timing and amount of slotting fees and capital expenditures; and the introduction of new products by the Company's competitors. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, operating results and stock price.

In October 1996, the Company signed a master distribution agreement with Liberty Richter, Inc.("Liberty"). The Liberty Agreement calls for Liberty to distribute all of the Company's products except for the private label and mail order lines in the continental United States. The Company will sell substantially all of its the products to Liberty who in turn sells the products to its two main classes of trade: (i) supermarket chains and (ii) natural and specialty food stores. The Liberty Agreement expires on December 31, 1997 but automatically renews for twelve months periods unless terminated by September 15 of the then current year. Management also believes the Company will benefit from greater trade relations due to Liberty's favorable position in the supermarket and natural food trade. Management believes its consolidated distribution with Liberty's other products will provide the Company greater access to key accounts in expansion markets as well as facilitate new product introductions into its existing customers. The ability of the Company to achieve its operating plan will be largely dependent on the ability of Liberty to sell the Company's products and execute its business strategy. The loss or termination of the Liberty Agreement or the inability of Liberty to execute the Company's strategy may have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's strategy is to expand its sales by purchasing shelf space (slotting fees) at major supermarket chains in addition to developing new and unique all-natural food products to sell to its existing customer base. The inability of the Company to execute this strategy may have a material adverse effect on the Company's business, results of operations, and financial condition.

To date, the Company has relied significantly on the talents and abilities of Ann E. Withey, the Company's co-founder and Inspirational President, and Andrew
M. Martin, the Company's co-founder and Chairman and CEO. The loss of either of these people could have a material adverse effect on the Company's business, results of operations, and financial condition.

ITEM 7. FINANCIAL STATEMENTS

Please refer to pages F-1 through F-13

Independent Auditors' Report
Balance Sheets at December 31, 1996 and 1995
Statements  of  Operations  for the  Years  ended  December  31,  1996  and 1995
Statements of Stockholders' Equity (Deficit) at December 31, 1996 and 1995 Statements of Cash Flows for the Years ended December 31, 1996 and 1995 Notes to Financial Statements at December 31, 1996 and 1995

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE
                    WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, KEY PERSONS AND DIRECTORS

The executive officers and directors of the Company as of December 31,1996 are as follows:

     Name                       Age     Position
     ----                       ---     --------

     Ann E. Withey               34     Inspirational President and Director
     Andrew Martin               42     Chairman and Chief Executive Officer
     Paul Nardone                29     President
     Deborah Churchill           34     Secretary and Director
     Neil Raiff                  39     Chief Financial Officer and Treasurer
     Brady Bevis                 52     Director
     Patrick DeTemple            45     Director
     Paul Geffner                43     Director
     Kare Anderson               47     Director

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

     ANDREW M. MARTIN co-founded the Company, and since 1989, has been the Company's Chairman and Chief Executive Officer. Mr. Martin participates in all aspects of the Company's development, including strategic planning, product development, finance, management, sales and marketing. Mr. Martin was a co-founder, President and Chairman of Smartfood, Inc. In 1989, Mr. Martin founded, and is currently the Chairman and Chief Executive Officer of Simple Packaging Solutions, Inc., an international packaging technology corporation located in Sausalito, California. In 1993, Mr. Martin also founded, and is currently the Chairman and Chief Executive Officer of The Good Idea Foods Company, Inc., a regional snack food company located in Chelsea, Massachusetts. Mr. Martin spends approximately 60% of his time on matters relating to the Company. Mr. Martin holds several international and national patents and awards for technology excellence. He has also created several successful programs to benefit the homeless and the environment.

     PAUL NARDONE is currently the Company's President. Mr. Nardone is responsible for managing the Company's strategic plan. In 1988, Mr. Nardone founded The Olde Boston Snacks brand which is distributed by Galaxy Foods, Inc. Mr. Nardone continues to work in an advisory role with Galaxy Foods, Inc.. In 1990, Mr. Nardone founded New England Snacks, Inc., a regional snack food distributorship. In March, 1992, New England Snacks, Inc. was sold to Alternative Distributors where Mr. Nardone served as Vice President of sales until joining the Company in 1993. Mr. Nardone also serves as President of Good Idea Foods Company, Inc. Approximately 95% of his time is spent on matters relating to the Company. Mr. Nardone holds a B.A. degree in Political Science from Tufts University in Medford, Massachusetts.


     DEBORAH CHURCHILL is currently serving as the Company's Secretary and has been a director since 1991. She has also served as the Company's President. Her responsibilities include serving as a spokesperson for the Company, its products and philosophy. She has been honored as a speaker by many groups on behalf of issues relating to women, business and the environment. Ms. Churchill works closely with the Company's President and Treasurer in directing Company matters. She is also a director of Simple Packaging Solutions, Inc. and the Good Idea Foods Company, Inc. Prior to joining the Company in May 1990, Ms. Churchill was a District Loan Officer, in charge of all loan operations in Northern California, with Glendale Federal Bank of San Mateo California. Ms. Churchill holds a B.A. in Economics from the University of California at Santa Barbara.

     NEIL RAIFF is a certified public accountant and currently serves as the Company's Chief Financial Officer and Treasurer. From 1989 to September 1994, Mr. Raiff served in this capacity on a contractual basis. On October 1, 1994, Mr. Raiff was retained as a part-time employee, and in May 1995 his status was changed to a full-time employee. Mr. Raiff is responsible for all financial and administrative functions including financial forecasting and strategic planning, expense control, accounting, purchasing and banking and insurance relationships. From 1991 to May 1995, Mr. Raiff was self employed as a CPA in private practice. From 1989 to 1991, Mr. Raiff was a Manager with Cohen and Havian, certified public accountants in Boston, Massachusetts. Mr. Raiff holds a B.S. in Accountancy from Bentley College in Waltham, Massachusetts.


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

     PATRICK DETEMPLE has been a director of the Company since September 1996. Mr. DeTemple is an attorney in private practice with a history of commitment to social issues. Mr. DeTemple has extensive experience in community, labor and political organizing, negotiations, and campaigns. In these capacities he has worked with labor organizations community groups and political organizations In 1989 and 1990 Mr. DeTemple served as National Field Director for Earth Day 1990. Mr. DeTemple has served as an attorney for the City of Cambridge, practiced immigration law., served as senator's chief of staff in the Massachusetts State House and traveled, worked, wrote and spoke extensively in regard to events in Central America and the Philippines during the 1980's. Mr. DeTemple has obtained degrees from Brown, Northeastern and Harvard Universities and is a member of the Massachusetts and California Bars.

     PAUL GEFFNER has been a director of the Company since September, 1996. Mr. Geffner owns Escape From New York Pizza, a group of three pizza restaurants in San Francisco. Mr. Geffner founded Captain Video, a chain of video stores in Northern California, which he sold in 1988.. Mr. Geffner has assisted in the creation and development of many different retail ventures including a juice and yogurt bar (Fruitopia) , a women's clothing store, and an event production company. Mr. Geffner has been a big brother for seventeen years and wrote and produced commercials for Big Brothers of California, which won an Emmy award in 1990.

     KARE ANDERSON has been a director of the Company since September, 1996. Ms. Anderson is an author and speaker who translates research on gut instinctual reactions into techniques to inspire and support for an idea or product. Ms. Anderson is a former California state senator's chief of staff; reporter for newspapers, including The Wall Street Journal and Le Monde ; producer for "Inside Sacramento", a syndicated radio feature; won an Emmy for television political commentaries; co founder on nine women's political action committees and was Pacific Bell's first Cable TV and Wideband Division Director.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not Applicable

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 1996 and 1995, certain compensation paid by the Company, including salary, bonuses and certain other compensation, to its Chief Executive Officer and all other executive officers whose annual compensation for the year ended December 31, 1996 and 1995 exceeded $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                             Annual Compensation       Long-Term Compensation
                                                             -------------------       ----------------------
                                                                                        Number of
                                                                                       Securities
                                                                                        All Other
Name and Principal Position                      Year       Salary        Bonus          Options       Compensation
---------------------------                      ----       ------        -----          -------       ------------

     Andrew M. Martin............................1996     $    75,000      --               --              --
       Chairman & Chief Executive Officer        1995     $    84,000      --            37,302             --


OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to the Named Executive Officers concerning the grant of options during fiscal year ended December 31, 1996 and 1995, under the Company's 1990 Incentive Stock Option Plan. No options were granted under the 1996 Stock Plan.

                                                                             INDIVIDUAL GRANTS
                                                          ----------------------------------------------------------
                                                            NUMBER OF       PERCENT OF
                                                           SECURITIES      TOTAL OPTIONS     EXERCISE
                                                           UNDERLYING       GRANTED TO       OR BASE
                                                             OPTIONS       EMPLOYEES FOR      PRICE       EXPIRATION
NAME                                             YEAR        GRANTED        1996/1995        $/SHARE         DATE
----                                             ----        -------        ---------        -------         ----

     Andrew M. Martin............................1996           --             --              --             --
       Chairman & Chief Executive Officer        1995        37,302           37.22%        $5.90 (1)      1/16/2000

(1)  The exercise  price on the date of grant was equal to or exceeded  110% of the fair market value of the Common
     Stock of the Company on the date of grant.




AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal year end December 31, 1996 and 1995 and unexercised options held as of the end of fiscal 1996.

                                                                                   NUMBER OF           VALUE OF
                                                                                  SECURITIES          UNEXERCISED
                                                                                  UNDERLYING         IN-THE-MONEY
                                                                                  UNEXERCISED         OPTIONS AT
                                                                                OPTIONS AT FY-       FY-END ($)(1)
                                                           SHARES ACQUIRED     END EXERCISABLE/        EXERCISABLE/
NAME                                             YEAR        ON EXERCISE         UNEXERCISABLE       UNEXERCISABLE
----                                             ----        -----------         -------------       -------------

     Andrew M. Martin............................1996            --                 268,874/0         $1,177,444/$0
     Chairman & Chief Executive Officer          1995            --                 268,874/0         $1,177,444/$0


(1)  Calculated  based on the initial  public  offering  price of the  Company's  Common Stock  ($6.00),  minus the exercise price of the option.


DIRECTOR COMPENSATION

Directors are not paid any salary, fees or other compensation for services as a director, except for shares of Common Stock and options to purchase shares of Common Stock granted to non-employee members of the Board of Directors. Directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings.


1996 STOCK  PLAN

On October 28, 1996, the Company adopted a 1996 stock option plan (the "1996 Plan"). The purpose of the 1996 Plan is to encourage ownership of Common Stock of the Company by officers, key employees, directors, consultants and other persons not employed by the Company. Pursuant to the 1996 Plan, the Company may grant incentive stock options and non-qualified stock options to the Company's employees, officers, directors and consultants. A total of 200,000 shares of Common Stock were reserved for issuance under the 1996 Plan. The Board of Directors is authorized to determine the employees, officers, directors and consultants to whom options are granted and the number of shares for each option. The Board also interprets the 1996 Plan and the options granted thereunder and is authorized to adopt, amend or rescind the rules and regulations and make all other determinations necessary or advisable for the administration of the 1996 Plan. At December 31, 1996, no options were issued under this 1996 Plan. The 1996 Plan may be amended at any time by the Board, although certain amendments would require shareholder approval

The Board has the discretion to determine the extent to which an option may be exercised in part and the extent to which any part may or may not be exercised prior to expiration of specified periods of time after the grant. However, no option shall be exercisable to any extent after the expiration of ten years (five years in the case of an incentive stock option granted to a greater-than 10% shareholder). If the optionee terminates his or her services with the Company, the optionee must exercise the option within the earlier of the expiration date of such option or within 90 days of termination of services for any reason other than death or disability. In the event of death or disability, the incentive stock option shall terminate at the earlier of such date of expiration or within 180 days and 90 days respectively following such event. The exercise price of incentive stock options granted under the 1996 Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. The exercise price of incentive stock options granted to an optionee who owns stock possessing more than 10% of the Company's Common Stock must equal at least 110% of the fair market value of the Common Stock on the date of grant.

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

As of December 31, 1996, options to purchase an aggregate of 957,519 shares were outstanding at exercise prices per share ranging from $0.007 to $5.90, and 12,338 shares of Common Stock were available for future grants under the Plan. The Plan may be amended at any time by the Board, although certain amendments would require shareholder approval. The Plan will terminate in January, 2000, unless earlier terminated when the total amount of Common Stock with respect to which options may be granted shall have been issued upon the exercise of options or by action of the Board, whichever shall occur first.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of December 31, 1996, for (i) each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock; (ii) each director; and
(iii) all directors and executive officers as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                Directors,                             Shares
            Executive Officers                      Beneficially             Percentage of
            and 5% Shareholders:                       Owned        Common Shares Outstanding (1)(2)
            --------------------                       -----        --------------------------------

     Ann E. Withey (3)
     c/o Annie's Homegrown, Inc.
     180 Second Street, Suite 202
     Chelsea, MA  02150.....................         1,704,209                     39.18%

     Andrew Martin (4)
     c/o Annie's Homegrown, Inc.
     200 Gate Five Road., Suite 211
     Sausalito, CA  94965...................         1,785,679                     40.15%

     Deborah Churchill (5)..................           185,266                      4.27%

     Brady Bevis (6)........................            11,000                         *

     Patrick DeTemple ......................                 0                         *

     Paul Geffner ..........................                 0                         *

     Kare Anderson .........................                 0                         *


     All directors and executive officers
       as a group (9 persons) (7)...........         3,943,525                     77.84%


 *   Less than 1% of total voting securities
(1) Shares of Common Stock subject to options exercisable within 60 days of December 31, 1996, are deemed outstanding for computing the percentage of the person or group holding such securities.
(2) Percentage of beneficial ownership is calculated on the basis of the amount of outstanding securities at December 31, 1996 (4,256,895) plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options or other rights.
(3) Includes 171,839 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's 1990 Incentive Stock Option Plan and 30,439 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's 1990 Incentive Stock Option Plan held by her husband
(4) Includes 268,874 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's 1990 Incentive Stock Option Plan.

(5) Includes 159,155 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's 1990 Incentive Stock Option Plan.

(6) Includes 10,000 shares of Common Stock issuable upon exercise of options granted to Ms. Bevis as a part of her Director's compensation.


(7) Includes 809,251 shares of Common Stock issuable upon exercise of certain options granted to directors and executive officers pursuant to the Company's 1990 Incentive Stock Option Plan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Andrew Martin, Chairman and Chief Executive Officer and a Director of the Company, is also the majority stockholder and holds similar offices with Simple Packaging Solutions, Inc. ("Simpak") and Good Idea Foods Company, Inc. ("Good Idea"). Ann Withey , Inspirational President and Director of the Company, is also a Director of Good Idea. Deborah Churchill, Secretary and Director of the Company, is also a Director of Simpak and Good Idea. Ms. Withey and Ms. Churchill each own less than 5% of the outstanding shares of Simpak. Ms. Withey is a 25% stockholder of Good Idea. Paul Nardone, President of Annie's Homegrown, Inc., is President of Good Idea and devotes approximately 3% of his time to the Good Idea business.

     Simpak has borrowed from the Company, for which it has been charged interest at the rate of 11%. At December 31, 1996, there was an outstanding balance of $67,598. See Note 4 of Notes to Financial Statements. All future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to Annie's than those that can be obtained from unaffiliated third parties; and all future material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K


(A) EXHIBITS
         Exhibit Number                              Description
         --------------                              -----------

          **  3.1                                    Certificate of incorporation, as amended
          **  3.2                                    By-Laws, as amended
          ** 10.1                                    Lease agreement with Second Street Limited Partnership
                                                     dated December  19, 1994 for Chelsea, MA office
          ** 10.2                                    Lease agreement with Marin Freeholders dated
                                                     August 31, 1995 for Sausalito, CA office
          ** 10.31                                   1990 Incentive Stock Option Plan
           * 10.32                                   1996 Stock  Plan
          ** 10.41                                   Loan Agreement and Security Agreement with Inventory
                                                     Addendum  dated June 7, 1996 with Presidential
                                                     Financial Corporation of Massachusetts
          ** 10.42                                   Demand and Secured Promissory Note  dated June 7, 1996
                                                     payable to Presidential Financial Corporation of
                                                     Massachusetts

          *  10.6                                    Distribution Agreement with Liberty Richter, Inc.
          *  10.7                                    Employment Contract with Paul B. Nardone
          *  11                                      Computation of Per Share Earnings
          *  24.1                                    Power of Attorney (included on Signature Page of this report)
          *  27.1                                    Financial Data Schedule


-------------------

*   Filed herewith
** Previously filed as an Exhibit to the Company Registration  statement on Form
   SB-2 (R6 No. 33-93982-L.A.) and incorporated herein by reference.
(B) REPORTS ON FORM 8-K


No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended December 31, 1996.



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


                                             /s/ Andrew Martin
                                             --------------------------
                                             Andrew Martin, Chairman
                                             Chairman, Chief Executive Officer

                                             March 27, 1997
                                             Date

Each person whose signature appears below appoints Andrew M. Martin, Deborah Churchill, and Neil Raiff, as his or her attorney-in-fact, with full power of substitution and resubstitution to sign any and all amendments to this report on Form 10-KSB of Annie's Homegrown, Inc. and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                       Title                           Date
     ---------                                       -----                           ----



/s/ Andrew M. Martin                Chairman, Chief Executive Officer           March 27 , 1997
--------------------------          and Director (Principal Executive Officer)
Andrew M. Martin


/s/ Ann E. Withey                   Inspirational President & Director          March 27 , 1997
--------------------------
Ann E. Withey



/s/ Paul Nardone                    President                                   March 27, 1997
--------------------------
Paul Nardone



/s/ Deborah Churchill               Secretary & Director                        March 27, 1997
--------------------------
Deborah Churchill



/s/ Neil Raiff                      Chief Financial Officer & Treasurer         March 27, 1997
--------------------------
Neil Raiff                          (Principal Financial and Accounting Officer)



_______________________________     Director                                    March 27, 1997
Brady Bevis



/s/ Patrick DeTemple                 Director                                    March 27, 1997
-------------------------------
Patrick DeTemple




/s/ Paul Geffner                    Director                                    March 27, 1997
-------------------------------
Paul Geffner


_______________________________     Director                                    March 27, 1997
Kare Anderson



                         SUPPLEMENTAL INFORMATION TO BE
                      FURNISHED WITH REPORTS FILED PURSUANT
                        TO SECTION 15(d) OF THE EXCHANGE
                          ACT BY NON-REPORTING ISSUERS


No annual report or proxy material has been sent to the Issuer's security holders with respect to the year ended December 31, 1996. A copy of the Issuer's Annual Report to Shareholders for the fiscal year ended December 31, 1996 and the Issuer's Proxy Statement for the 1996 Special Meeting in Lieu of Annual Meeting of Shareholders will be furnished to shareholders and filed with the Securities and Exchange Commission on or about August 1, 1997.






                             ANNIE'S HOMEGROWN, INC.

                              Financial Statements

                           December 31, 1995 and 1996


                   (With Independent Auditors' Report Thereon)




                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Stockholders
Annie's Homegrown, Inc.:

We have audited the accompanying balance sheets of Annie's Homegrown, Inc. as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Annie's Homegrown, Inc. at December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP


Boston, Massachusetts
March 7, 1997



                             ANNIE'S HOMEGROWN, INC.

                                 Balance Sheets


                                                                                                    December 31,
                                                                                                    ------------
                        Assets                                                                1995               1996
                        ------                                                                ----               ----

Current assets:
     Cash and cash equivalents                                                         $       35,463           860,502
     Accounts receivable:
        Trade (notes 5 and 9)                                                                 204,693            86,096
        Related parties (note 4)                                                               20,753            97,690
     Inventory (note 5)                                                                       405,764         1,234,110
     Other current assets                                                                         500             5,878
                                                                                              -------         ---------
               Total current assets                                                           667,173         2,284,276
                                                                                              -------         ---------

Office equipment, plates and dies                                                              56,622            74,666
Accumulated depreciation                                                                      (24,291)          (35,464)
                                                                                              -------           -------
               Office equipment, plates and dies, net                                          32,331            39,202
                                                                                               ------            ------

Due from officer (note 4)                                                                      75,000            75,000
Other assets                                                                                   19,153            25,767
                                                                                               ------            ------

               Total assets                                                            $      793,657         2,424,245
                                                                                       ==============         =========

        Liabilities and Stockholders' Equity (Deficit)
        ----------------------------------------------
Current liabilities:
     Notes payable (note 5)                                                            $       39,629            17,514
     Accounts payable, trade (note 10)                                                        591,659         1,017,630
     Accrued expenses (note 6)                                                                179,583           105,053
     Deferred revenue from distributor (note 2b)                                                    -           535,068
     Due to employees                                                                          49,714            44,661
                                                                                               ------            ------
               Total current liabilities                                                      860,585         1,719,926
                                                                                              -------         ---------

Commitments (note 7)

Stockholders' equity (deficit) (note 8):
     Common stock, $.001 par value.  Authorized 10,000,000
        shares; issued 4,178,211 shares and 4,368,801
        shares at December 31, 1995 and 1996, respectively                                      4,178             4,369
     Additional paid-in capital                                                               726,518         1,761,932
     Accumulated deficit                                                                     (690,874)         (970,232)
     Note receivable stockholder                                                               (1,750)           (1,750)
     Deferred compensation directors                                                          (15,000)                -
     Treasury stock, 111,906 common shares at cost                                            (90,000)          (90,000)
                                                                                              -------           -------
               Total stockholders' (deficit) equity                                           (66,928)          704,319
                                                                                              -------           -------

               Total liabilities and stockholders' (deficit) equity                    $      793,657         2,424,245
                                                                                       ==============         =========


See accompanying notes to financial statements.






                             ANNIE'S HOMEGROWN, INC.

                            Statements of Operations


                                                                                                   Years ended
                                                                                                   December 31,
                                                                                                   ------------
                                                                                               1995             1996
                                                                                               ----             ----

Net sales (notes 2 and 9)                                                            $      4,546,211         4,811,762
Cost of sales                                                                               2,606,381         2,784,902
                                                                                            ---------         ---------
           Gross profit                                                                     1,939,830         2,026,860
                                                                                            ---------         ---------
Operating expenses:
     Selling                                                                                1,355,129         1,344,084
     General and administrative                                                               636,939           673,694
     Slotting fees (note 2f)                                                                  312,661           227,403
     Compensation of outside directors (note 8)                                                45,000            15,000
                                                                                            ---------         ---------
           Total operating expenses                                                         2,349,729         2,260,181
                                                                                            ---------         ---------

           Operating loss                                                                    (409,899)         (233,321)

Other (expense) income:
     Interest expense and borrowing charges (note 5)                                          (49,092)          (50,952)
     Interest and other income (note 4)                                                        10,846             8,201
                                                                                            ---------         ---------
           Loss before income tax expense                                                    (448,145)         (276,072)

Income tax expense (note 3)                                                                     2,865             3,286

           Net loss                                                                      $   (451,010)         (279,358)
                                                                                         ============          ========

Primary net loss per share                                                               $       (.11)             (.07)
                                                                                         ============          ========
Primary weighted average common shares outstanding                                          3,986,769         4,180,910
                                                                                         ============          ========


See accompanying notes to financial statements.







                             ANNIE'S HOMEGROWN, INC.

                  Statements of Stockholders' Equity (Deficit)

                     Years ended December 31, 1995 and 1996

                                                                      Additional                           Note        Deferred
                                               Common stock             paid-in         Accumulated     receivable-  compensation
                                            Shares       Amount         capital           deficit       stockholder    directors
                                            ------       ------         -------           -------       -----------    ---------

Balance at December 31, 1994              4,013,906    $   4,014     $   476,966     $    (239,864)   $        -     $        -

    Exercise of stock options (note 8)       94,000           94           3,686                 -        (1,750)             -

    Grant of common stock to
      directors (note 8)                      4,000            4          23,996                 -             -              -

    Issuance of common stock upon
      public offering (note 8)               66,305           66         397,764                 -             -              -

    Public offering costs (note 8)                -            -        (211,894)                -             -              -

    Deferred compensation relating to
      directors stock options (note 8)            -            -          36,000                 -             -        (15,000)

    Net loss                                      -            -               -          (451,010)            -              -
                                          ---------    ---------      ----------     -------------        --------     ----------
Balance at December 31, 1995              4,178,211        4,178         726,518          (690,874)       (1,750)       (15,000)

    Issuance of common stock upon
      public offering (note 8)              190,590          191       1,134,457                 -             -              -

    Public offering costs (note 8)                -            -         (99,043)                -             -              -

    Amortization of deferred
      compensation of directors                   -            -               -                 -             -         15,000

    Net loss                                      -            -               -          (279,358)            -              -
                                          ---------    ---------      ----------     -------------        --------     ----------
Balance at December 31, 1996              4,368,801    $   4,369     $ 1,761,932     $    (970,232)       (1,750)             -
                                          =========    =========     ===========     =============        ========     ==========




                             Stockholders'
      Treasury Stock            equity
   Shares         Amount       (deficit)
   ------         ------       ---------

  111,906$      (90,000)     $     151,116

        -              -             2,030


        -              -            24,000


        -              -           397,830

        -              -          (211,894)


        -              -            21,000

        -              -          (451,010)
  -------    -----------       -----------
  111,906        (90,000)          (66,928)


        -              -         1,134,648

        -              -           (99,043)


        -              -            15,000

        -              -          (279,358)
  -------    -----------       -----------
  111,906    $   (90,000)      $   704,319
  =======    ===========       ===========



                See accompanying notes to financial statements.






                             ANNIE'S HOMEGROWN, INC.

                            Statements of Cash Flows


                                                                                                    Years ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                               1995             1996
                                                                                               ----             ----

Cash flows from operating activities:
    Net loss                                                                                $(451,010)         (279,358)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                                         9,666            11,173
          Outside directors compensation                                                       45,000            15,000
          Changes in:
              Accounts receivable - trade                                                      17,117           118,597
              Accounts receivable - related parties                                           276,373           (76,937)
              Inventory                                                                      (200,384)         (828,346)
              Other assets                                                                    (11,310)          (11,992)
              Accounts payable - trade                                                        272,918           425,971
              Deferred revenue from distributor                                                     -           535,068
              Accrued expenses                                                                 64,485           (74,530)
              Due to employees                                                                 17,766            (5,053)
                                                                                               ------            ------
                   Net cash provided by (used in) operating activities                         40,621          (170,407)
                                                                                               ------          --------

Cash flows from investing activities:
    Purchase of office equipment, plates and dies                                             (18,787)          (18,044)
                                                                                              -------           -------
                   Net cash used in investing activity                                        (18,787)          (18,044)
                                                                                              -------           -------

Cash flows from financing activities:
    Repayment of notes payable                                                               (176,779)          (22,115)
    Issuance of common stock and exercise of stock options, net                               187,966         1,035,605
                                                                                              -------         ---------
                   Net cash provided by financing activities                                   11,187         1,013,490
                                                                                               ------         ---------

Net increase in cash and cash equivalents                                                      33,021           825,039

Cash and cash equivalents, beginning of year                                                    2,442            35,463
                                                                                                -----            ------

Cash and cash equivalents, end of year                                                     $   35,463           860,502
                                                                                           ==========           =======

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                                 $    4,299             5,990
                                                                                           ==========             =====
    Cash paid for income taxes                                                             $    2,865             3,286
                                                                                           ==========             =====

Supplemental disclosure of noncash financing activities are as follows:
    During 1995 and 1996, compensation expense of $45,000 and $15,000 was recorded for common stock issued and stock options granted to four outside directors, respectively.

See accompanying notes to financial statements.







                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements

                                              December 31, 1995 and 1996

(1)    DESCRIPTION OF BUSINESS

       Annie's Homegrown, Inc. (the "Company"), incorporated in 1989, sells premium macaroni and cheese food products to the natural food and grocery business.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) Cash and Cash Equivalents
       For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

       (b) Revenue Recognition
       Effective December 1996, a majority of the Company's sales are made to a distributor under contract terms allowing certain rights of return on unsold merchandise held by the distributor. Accordingly, the Company defers recognition of such sales until the product is sold by the distributor. See note 12.

       (c) Inventories
       Inventories are valued at the lower of average cost, using the first-in, first-out (FIFO) method, or market.

       (d) Office Equipment, Plates and Dies
       Office equipment, plates and dies are recorded at cost. The cost of office equipment, plates and dies is depreciated using accelerated depreciation methods over the estimated useful lives of the related assets, generally five to seven years.

       (e) Income Taxes
       Income taxes are  accounted  for under  the asset and  liability  method.
           Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (f) Slotting Fees
       Introductory slotting fees paid as required by most retailers for the acquisition of shelf space at supermarkets are fully expensed at the time of new product introduction.

       (g) Loss per Share
       Net loss per share is computed based on the weighted average number of common shares outstanding during each period after giving effect to the dilutive effect of stock options, which are considered common stock equivalents. For 1995 and 1996, net loss per share, assuming full dilution, is considered to be the same as primary since the effect of common stock equivalents would be antidilutive.
                                                                     (Continued)

                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements


       Pursuant to Securities and Exchange  Commission Staff Accounting Bulletin
           No. 83, common stock issued for consideration below the IPO price of $6.00 per share and stock options issued with exercise prices below the IPO price during the twelve-month period preceding the date of the initial filing of the Registration Statement have been included in the calculation of common equivalent shares, using the treasury stock method, as if they were outstanding for both years presented.

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

       (i) Fair Value of Financial Instruments
       The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments.

       (j) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Adoption of this Statement did not impact the Company's financial position, results of operations, or liquidity.

       (k) Stock Option Plan
       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                                                                     (Continued)

                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements


(3)    INCOME TAXES

       Income tax expense consists of state taxes of $2,865 and $3,286 in 1995 and 1996, respectively.

       As of December 31, 1996, the Company had the following net operating loss carryforwards for tax purposes:

                Federal                                    $     486,267
                                                           =============

                State                                      $     478,659
                                                           =============

       These net operating loss carryforwards are available to offset future federal/state taxable income through 2011. The Company also has alternative minimum tax net operating loss carryforwards of $378,087 as of December 31, 1996, which are available to reduce future federal alternative minimum taxable income through 2011. Pursuant to Section 382 of the Internal Revenue Code, if there is a change in stock ownership of the Company exceeding 50% during a three-year period, the utilization of the Company's net operating loss carryforwards may be limited. The provision for income taxes differs from the amounts computed by applying the lowest federal statutory rate (15%) to pre-tax loss due to the following:

                                                                                                    Years ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                                 1995          1996
                                                                                                 ----          ----

           Federal income tax expense (benefit) at statutory rate                         $      (67,222)      (41,410)
           State income taxes, net of federal benefit                                              2,435         2,793
           Change in federal valuation allowance                                                  69,986        39,253
           Other                                                                                  (2,334)        2,650
                                                                                                  ------         -----

                 Actual income tax expense                                                $        2,865         3,286
                                                                                          ==============   ===========

       The tax effects of temporary  differences  that give rise to  significant portions of deferred tax assets are presented below:
                                                                                                  December 31,
                                                                                                  ------------
                                                                                              1995           1996
                                                                                              ----           ----

           Deferred tax assets:
               Net operating loss carryforward                                         $      126,136         112,350
               Deferred revenue                                                                     -          86,712
               Payroll expense, due to accrual for financial
                     reporting purposes                                                        39,481          19,091
                                                                                               ------          ------
                                                                                              165,617         218,153
           Valuation allowance                                                               (165,617)       (218,153)
                                                                                             --------        --------
                                                                                                    -               -
           Deferred tax liabilities                                                                 -               -
                                                                                             --------        --------
               Net deferred tax asset                                                  $            -               -
                                                                                          ===========      ==========


                                                                                                            (Continued)

                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements


       The total federal and state valuation allowance was $165,617 and $218,153 at December 31, 1995 and 1996, respectively.

(4)    RELATED PARTY TRANSACTIONS

       Amounts due from related parties consist of:

                                                                                                    December 31,
                                                                                                    ------------
                                                                                                 1995         1996
                                                                                                 ----         ----

           Due from Simple Packaging Solutions, Inc.                                       $           -        67,598
           Due from officer                                                                       75,000        75,000
           Other related parties                                                                  20,753        30,092
                                                                                                  ------        ------

                                                                                           $      95,753       172,690
                                                                                               =========       =======

       The balances due from Simple Packaging Solutions, Inc. and officer earn interest at an annual rate of 11%.

       The balance due from other  related  parties at December  31,  1995 and 1996  represents  costs incurred by the Company on behalf of a related party.

(5)    NOTES PAYABLE

       Notes payable consist of:

                                                                                                   December 31,
                                                                                                   ------------
                                                                                                1995          1996
                                                                                                ----          ----

           (a) Notes payable - financial institution                                       $      21,370            -
           (b) Notes payable - bank                                                               10,759       10,014
           (c) Notes payable - officer                                                             7,500        7,500
                                                                                                   -----        -----

                                                                                           $      39,629       17,514
                                                                                               =========   ==========

       (a) The Company had a revolving line of credit with a financial institution in the amount of $150,000 at December 31, 1995. Under this agreement, borrowings incurred service fees which ranged from .5% to 8% (up to 90 days) depending on the number of days the borrowings were outstanding. The line of credit was secured by the Company's accounts receivable and inventory and guaranteed by an officer and certain directors of the Company. This line of credit expired in 1996.

       (b) The Company obtained a $10,000 unsecured line of credit with a bank in 1995 which bears interest at the prime rate plus 8.9% (17.4% and 17.15% at December 31, 1995 and 1996, respectively). There was $10,759 and $10,014 outstanding under the agreement at December 31, 1995 and 1996, respectively.

       (c) The Company has a $7,500 demand note payable to an officer of the Company at December 31, 1995 and 1996 which bears interest at 11%.

                                                                     (Continued)

                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements

(6)    ACCRUED EXPENSES

       Accrued expenses consist of:
                                                              December 31,
                                                              ------------
                                                          1995           1996
                                                          ----           ----

           Compensation                            $      162,946         87,143
           Other                                           16,637         17,910
                                                       ----------     ----------
                                                   $      179,583        105,053
                                                       ==========     ==========
(7)    LEASES

       The Company leases office space under operating leases that expire in 1997. Future minimum lease payments total $25,580.

       Total rent expense on operating leases amounted to $24,775 and $28,687 for the years ended December 31, 1995 and 1996, respectively.

(8)    STOCKHOLDERS' EQUITY

       On August 22, 1995, the Company filed an effective Registration Statement offering for sale 600,000 shares of common stock. The offering was made directly by the Company and was closed on July 31, 1996. The Company sold 256,895 shares of common stock under the offering for gross proceeds of $1,532,478. Expenses related to the offering totaled $310,937.

       The Company maintains a 1990 stock option plan which permits the Company to grant stock options to key employees and certain non-employees. The Board of Directors administers the plan, selects individuals to whom options will be granted, and determines the number of shares and the exercise price of each option. All options under the plan are exercisable upon the date of grant, expire five years from the date of grant, and have certain transfer restrictions. As of December 31, 1996, options to purchase 957,519 shares were outstanding at exercise prices per share ranging from $0.007 to $5.90, and 12,338 shares were available for future grants.

       In May 1995, the Company's directors expanded the board and appointed four new outside directors. Each new director was issued 1,000 shares of the Company's common stock, as compensation for service as a director, and each was granted an option to purchase 10,000 shares of the Company's common stock at an exercise price equal to 85% of the public offering price. These options vested on the first anniversary of the date of grant and expire if not exercised within three years after the vesting date.

       In October 1996, the Company adopted the 1996 stock plan. Under this plan, the Company has authorized 200,000 shares to be granted as stock options to officers, employees, directors and consultants. The Board of Directors administers the plan, selects individuals to whom options will be granted, and determines the number of shares and the exercise price of each option. All options under the plan are exercisable upon the date of grant, expire ten years from the date of grant, and have certain transfer restrictions. At December 31, 1996, no options were issued under this plan.

                                                                     (Continued)

                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements


       A summary of changes in common stock options is as follows:

                                                                                                        Weighted
                                                                                                         average
                                                                                      Number         exercise price
                                                                                     of shares          per share
                                                                                     ---------          ---------
           Outstanding at December 31, 1994                                           1,045,092      $      .85

                Options granted                                                         140,231            5.49

                Options exercised                                                       (94,000)            .04

                Options expired/canceled                                                (93,804)            .92
                                                                                       --------
           Outstanding at December 31, 1995                                             997,519            1.57

                Options granted                                                               -            -

                Options exercised                                                             -            -

                Options expired/canceled                                                      -            -
                                                                                       --------
           Outstanding at December 31, 1996                                             997,519            1.57
                                                                                       ========        ========

       The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                                 Options Outstanding and Exercisable
                                                                 -----------------------------------
                                                                                Weighted
                                                   Number                        average              Weighted
                     Range of                    outstanding                    remaining              average
                  exercise prices           at December 31, 1996            contractual life       exercise price
                  ---------------           --------------------            ----------------       --------------

                    $.007                             2,984                    1.0 year             $      .007
                .80  to    1.01                     854,304                    2.0                          .93
              5.10   to    5.90                     140,231                    5.0                         5.49
                                                    -------
              $.007  to    5.90                     997,519                                                1.57
                                                    =======

       The Company applies APB Opinion No. 25 and related interpretations for its stock option plan. Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have increased to the following pro forma amounts:

                                                                     (Continued)

                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements


                                                                                       1995                 1996
                                                                                       ----                 ----

           Net loss as reported                                                 $      (451,010)            (279,358)
                                                                                ================             ========
           Pro forma net loss                                                   $      (684,725)            (279,358)
                                                                                ================             ========

           Net loss per shares as reported                                      $        (.11)                (.07)
                                                                                ================             ========
           Pro forma net loss per share                                         $        (.17)                (.07)
                                                                                ================             ========

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in 1995: no dividend yield; expected volatility of 0%; risk-free interest rate of 6.13%; and expected lives of 5 years.

(9)    CONCENTRATION OF CREDIT RISK

       For the years ended December 31, 1995 and 1996, no one customer accounted for more than 10% of net sales. The Company's top ten customers accounted for approximately 56% and 51% of net sales for the years ended December 31, 1995 and 1996, respectively.

       Two customers accounted for 23% of accounts receivable at December 31, 1995. Three customers accounted for 50% of accounts receivable at December 31, 1996.

(10) SUPPLIER/SOURCES OF SUPPLY

       One vendor  accounted  for 60% of accounts  payable at December 31, 1995.
           Three vendors accounted for 60% of accounts payable at December 31, 1996.

(11) JOINT VENTURE

       In May 1995, the Company and the former sole supplier of its macaroni and cheese products entered into a joint and equal venture to produce and market a line of premium organic pasta products. The Company was responsible for the marketing and sales of products, while the supplier was responsible for the manufacture, packaging and distribution of the products.

       The Company and the supplier each owned 50% of the issued and outstanding shares of the corporation formed to carry out the joint venture. The Company purchased its shares by paying $100 and signing a promissory note for $49,900, which accrued interest at 10% per annum and was due on August 17, 1995. The supplier paid for its shares of stock by transferring all the plates, dies and trademarks relating to the production, packaging and marketing of the products to the newly formed corporation.

       As of December 31, 1995, the Company had written off its $100 investment and has not recorded the $49,900 promissory note since the parties have verbally agreed to discontinue the venture with no further liability to the Company.

                                                                     (Continued)

                             ANNIE'S HOMEGROWN, INC.

                          Notes to Financial Statements


(12) DISTRIBUTION AGREEMENT

       In October 1996, the Company signed a master distribution agreement with Liberty Richter, Inc. ("Liberty"). The agreement calls for Liberty to distribute all of the Company's products except for the private label and mail order lines in the continental United States. The Company sells the products to Liberty who in turn sells the products to supermarket chains, and natural and specialty food stores. Liberty has two warehouses, one located in New Jersey and the other located in California.

       Liberty distribtes and sells the Company's products within the territory utilizing its own sales force and sub distributors that they maintain. In addition, Liberty provides other services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and trade show participation. All promotions and slotting presentations as well as sub distributors and brokers are subject to the Company's approval.

       Under the Liberty Agreement, Liberty must distribute any new products that the Company chooses to distribute through their channels unless Liberty has a pre-existing non compete provision with another vendor. The initial contract expires December 31, 1997 with automatic renewals scheduled on a year-to-year basis.