Form 10QSB/A
period 1997-03-31
ANNIES HOMEGROWN INC
filed 1997-05-14
CIK 890818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended ___________________

[X] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from January 1, 1997 to March 31, 1997
                                               ---------------    --------------

                       Commission file number: 33-93982-LA

                             ANNIE'S HOMEGROWN, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

              DELAWARE                                      06-1258214
              --------                                      ----------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

 180 SECOND STREET, SUITE 202, CHELSEA, MA                     02150
--------------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

                                  617-889-2822
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                   December 31
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Number of shares of Common Stock, $.001 par value, outstanding as of March 31, 1997:

                                4,256,895 shares
                                ----------------

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---






                             ANNIE'S HOMEGROWN, INC.

                                      Index
                                      -----

                                                                                          Page No.
                                                                                          --------
Part I.           Financial Information

                  Item 1. Financial Statements
                  Balance Sheet as of March 31, 1997  (unaudited)                            3

                  Statements of Operations for the Three Months Ended
                  March 31, 1997 and 1996 (unaudited)                                        4

                  Statements of Cash Flows for the Three Months Ended
                  March 31, 1997 and 1996 (unaudited)                                        5

                  Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                                        6-8

Part II           Other Information

                  Item 6. Exhibits and Reports on Form 8-K                                   8

                  Signatures                                                                 9


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

                             ANNIE'S HOMEGROWN, INC.
                                  Balance Sheet
                                    Unaudited

                                                                                      March 31,1997
                                                                                      -------------
                                     Assets

Current assets
    Cash and cash equivalents                                                         $  483,420
    Accounts receivable
       Trade                                                                              36,578
       Related parties                                                                    42,073
    Inventory                                                                          1,162,391
    Other current assets                                                                     776
                                                                                     -----------
         Total current assets                                                          1,725,238

Office equipment, plates and dies                                                         85,641
Accumulated depreciation                                                                 (39,964)
                                                                                     -----------
         Office equipment, plates and dies, net                                           45,677

Due from officer                                                                          75,000
Other assets                                                                              26,809
                                                                                     -----------

         Total assets                                                                $ 1,872,724
                                                                                     ===========

                           Liabilities and Stockholders' Equity
Current liabilities
    Notes payable                                                                    $     -
    Accounts payable, trade                                                              594,820
    Accrued expenses                                                                      87,493
    Deferred revenue from distributor                                                    424,224
    Due to employees                                                                      41,706
                                                                                      ----------
         Total current liabilities                                                     1,148,243

Commitments

Stockholders' equity
    Common stock, $.001 par value.
    Authorized 10,000,000 shares:
      issued 4,368,801 shares                                                              4,369

    Additional paid in capital                                                         1,761,932
    Accumulated deficit                                                                 (950,070)
    Note receivable stockholder                                                           (1,750)
    Treasury stock, 111,906 common shares at cost                                        (90,000)
                                                                                     -----------
         Total stockholders equity                                                       724,481

         Total liabilities and stockholders' equity                                  $ 1,872,724
                                                                                     ===========

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Operations
                                    Unaudited

                                                                        Three months ended

                                                                            March 31,____
                                                                            -------------
                                                                    1996                     1997
                                                                    ----                     ----

Net sales                                                      $ 1,408,483              $ 1,948,272

Cost of sales                                                      888,505                1,193,518
                                                               -----------               ----------

         Gross profit                                              519,978                  754,754

Operating expenses:
     Selling                                                       405,350                  479,429
     General and administrative                                    187,058                  226,394
     Slotting fees                                                  57,727                   12,842
     Compensation of outside directors                               9,000                     -
                                                                ----------             ------------

         Total operating expenses                                  659,135                  718,665
                                                                   -------             ------------

         Operating income (loss)                                  (139,157)                  36,089

Other income (loss)
     Interest expense and other charges                            (10,789)                 (18,582)
     Interest and other income                                         521                    3,705
                                                               -----------              -----------

         Income (loss) before income tax                          (149,425)                  21,212

Income tax expense                                                   2,050                    1,050
                                                               -----------               ----------

         Net income (loss)                                      $ (151,475)              $   20,162
                                                               ===========               ==========

Weighted average common
  shares outstanding                                             4,090,700                4,990,127

Net income (loss) per share                                         $ (.04)              $      .00


                             ANNIE'S HOMEGROWN, INC.
                            Statements of Cash Flows
                                    Unaudited

                                                                               Three months ended
                                                                                    March 31,
                                                                          -----------------------------
                                                                            1996                 1997
                                                                      --------------         -------------
Cash flows from operating activities:

    Net income (loss)                                                   $ (151,475)           $   20,162
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:

         Depreciation and amortization                                       3,000                 4,500
         Outside directors compensation                                      9,000                  -
         Changes in:

             Accounts receivable - trade                                  (149,682)               49,518
             Affiliate accounts, net                                        (6,623)               55,617
             Inventory                                                     172,688                71,719
             Other assets                                                  (25,994)                4,060
             Accounts payable - trade                                      (88,913)             (422,810)
             Accrued expenses                                               (9,205)              (17,560)
               Deferred revenue from distributor                               -                (110,844)
             Due to employees                                                  -                  (2,955)
                                                                      ------------           -----------
                  Net cash (used in) provided by
                   operating activities                                   (247,204)             (348,593)

Cash flows from investing activities:
     Purchases of equipment                                                 (1,891)              (10,975)
                                                                        ----------          ------------
                  Net cash (used in) investing activities                   (1,891)              (10,975)

Cash flows from financing activities:
     Repayment of notes payable                                                -                 (17,514)
     Net proceeds from notes payable                                        95,441                -
     Issuance of common stock and exercise
      of stock options, net                                                185,624                -
                                                                           -------           -----------
                  Net cash (used in) provided by
                   financing activities                                    281,065               (17,514)

Net (decrease) increase in cash and cash equivalents                        31,970              (377,082)
Cash and cash equivalents, beginning of period                              35,463               860,502
                                                                            ------            ----------

Cash and cash equivalents, end of period                                 $  67,433           $   483,420
                                                                         =========           ===========

Supplemental disclosure of cash flow information
     Cash paid for interest                                              $  10,789           $    18,582
                                                                        ==========          ============
     Cash paid for income taxes                                          $   2,050           $     1,050
                                                                       ===========          ============

                             ANNIE'S HOMEGROWN, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The Company has developed four premium macaroni and cheese dinners: Annie's Shells and Cheddar, Annie's Alfredo, Annie's Whole Wheat Shells and Cheddar, and Annie's Mild Mexican(TM) . In January 1997, the Company introduced a new line of all natural pasta dinners called Annie's One-Step. The dinners combine different pasta shapes with five sauce recipes which provide the convenience of one-step, one-pot cooking as follows: Annie's One-Step Rotini with Four Cheese Sauce, Annie's One-Step Penne Pasta with Alfredo Sauce, Annie's One-Step Radiatore Pasta with Sundried Tomato and Basil Sauce, Annie's One-Step Corkscrew Pasta with Savory Herb and Garlic Sauce, and Annie's One-Step Curly Fettuccine with White Cheddar and Broccoli Sauce. The Company also has an agreement with a specialty retailer to provide a private label house brand using the Company's premium all natural white cheddar cheese formula together with elbow macaroni.

In October 1996, the Company signed a master distribution agreement with Liberty Richter, Inc. ("Liberty"). The agreement calls for Liberty to distribute all of the Company's products except for the private label and mail order lines in the continental United States. The Company sells the products to Liberty who in turn sells the products to its two main classes of trade; supermarket chains and natural and specialty food stores. Liberty has two warehouses, one located in New Jersey and the other located in California.

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

Under the Liberty Agreement, Liberty must distribute all new products that Annie's chooses to distribute through Liberty's channels unless Liberty has a preexisting non compete provision with another vendor. The initial contract expires December 31, 1997, with automatic renewals scheduled on a year to year basis.

The Company's cost of sales consists of the cost of finished product shipped from a co-packer. The raw materials are purchased by the Company according to the specifications provided by the Company, which include the recipe, ingredients, graphics and packaging for the product and shipped to the co-packer. The co-packer packages the raw materials into the appropriate boxes and cases according to orders specified by the Company. The products are shipped directly from the co-packer via common carrier to either of Liberty's two warehouses. The Company distributes its products through Liberty's distribution system to either the supermarket chains' central warehouses or to a wholesale grocery distributor.

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

The Company's strategy is to continue to expand its supermarket distribution nationally in addition to developing new and unique all-natural food products to sell to its existing customer base. The Company believes it will benefit from greater trade relations due to Liberty's favorable position in the supermarket and natural food trade. Management believes its consolidated distribution with Liberty's other products will provide the Company greater access to key accounts in expansion markets as well as facilitate new product introductions into its existing customers.

                             ANNIE'S HOMEGROWN, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

NET SALES. Net sales increased by $539,789 or 38.32% from $1,408,483 in 1996 to $1,948,272 in 1997. The net sales increase was primarily a result in two areas:
(1) expansion of the current market base including an increase in sales of Whole Wheat and Mild Mexican(TM) products, and (2) the introduction of the One-Step meals.

GROSS PROFIT. As a percentage of net sales, gross profit increased from 36.92% in 1996 to 38.73% in 1997. This increase was primarily the result of the Company's decision to purchase all its raw materials directly from suppliers and having the co-packers produce the product using these raw materials. This enabled the Company to achieve better pricing than purchasing the finished product from the co-packer where the co-packer provided the raw materials.

SELLING EXPENSES. Selling expenses increased by $74,079 or 18.27% from $405,350 in 1996 to $479,429 in 1997 and decreased as a percentage of net sales from 28.78% in 1996 to 24.61% in 1997. The increase in selling expenses was primarily a result of an increase in marketing costs, including price reductions and trade show appearances, associated with the continued roll-out of the Company's new products in 1997 and the increase in sales in the first quarter of 1997.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $39,336 or 21.03% from $187,058 in 1996 to $226,394 in 1997 and decreased as a percentage of net sales from 13.28% in 1996 to 11.62% in 1997. The increase in general and administrative expenses is a result of increased legal fees relating to reporting requirement of the Securities and Exchange Commission as well as an increase in printing costs relating to new products.

SLOTTING FEES. Slotting expenses decreased by $44,885 or 77.75% from $57,727 in 1996 to $12,842 in 1997, and decreased as a percentage of net sales from 4.10% in 1996 to 0.66% in 1997. The decrease was due to the Company's decision to slow down the expansion of purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

COMPENSATION OF OUTSIDE DIRECTORS. In 1996, $9,000 in compensation for stock options granted was recorded for the four outside directors of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through the initial public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit from a financial institution and cash generated from operations. At March 31, 1997, the Company had working capital surplus of $576,995. The increase in working capital was primarily generated by the amount of working capital received through the Company's initial public offering.

Most of the Company's sales are made to Liberty under contract terms allowing certain rights of return on unsold product held by Liberty. The contract calls for Liberty to pay the Company based on terms relating to the receipt of the Company's products by Liberty. The Company defers recognition of such sales until the product is sold by Liberty to its two main classes of trade; supermarket chains and natural and specialty food stores.

                             ANNIE'S HOMEGROWN, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS - CONTINUED

Net cash used in operating activities for the three months ended March 31, 1997 was $348,593, consisting primarily of payments made against accounts payable.

Net cash used in investing activities consisted of capital expenditures totaling $10,975 which related principally to the purchase of plates and dies for the new products.

The Company has a $10,000 unsecured line of credit with a bank which bears interest at the prime rate plus 8.9%. At March 31, 1997 the Company had no outstanding borrowings under the line of credit.

The Company's primary capital needs are for expansion into national supermarket distribution and to develop new products. The Company intends to expand its supermarket distribution throughout the United States by acquiring shelf space or new "slots" (one product in one store equals one slot). The Company believes that the net proceeds from the public offering, together with the funds that may be generated from operations, will be sufficient to fund the Company's currently anticipated working capital requirement and expenditure requirements for at least the next twelve months.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FASB No. 128). FASB No. 128 supersedes APB No. 15 and specifies the computation, presentation, and disclosure requirements and earnings per share. FASB No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FASB No. 128 for the quarter ended December 31, 1997 and restate prior period information as required under the statement. The Company has determined that if the FASB No. 128 had been applied for the first quarter ending March 31, 1997, the impact on earnings per share as currently stated would be immaterial.


                             ANNIE'S HOMEGROWN, INC.

                           PART II - OTHER INFORMATION

 EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit Number
     --------------

         11                    Statement Re: Computation of Per Share Earnings
         27.1                  Financial Data Schedule


 (B) REPORTS ON FORM 8-K

 The company filed a current report on Form 8-K dated March 27, 1997 reporting a change in the Company's fiscal year end from December 31 to March 31.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ANNIE'S HOMEGROWN, INC.
                                             -----------------------

Date: May 14, 1997                            /s/ Paul B. Nardone
      ------------                           ----------------------------
                                             Paul B. Nardone
                                             President

Date: May 14, 1997                            /s/ Neil Raiff
      ------------                           ----------------------------
                                             Neil Raiff
                                             Chief Financial Officer & Treasurer

                                   EXHIBIT 11
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                             ANNIE'S HOMEGROWN, INC.
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                       (IN 000S EXCEPT FOR PER SHARE DATA)
                        THREE MONTHS ENDED MARCH 31, 1996

Primary Computation
-------------------
     Net loss per statement of operations                              $(151)
                                                                       ======

     Weighted average number of common
      shares outstanding                                               4,091

     Weighted average number of common
      stock equivalents                                                  -
                                                                       ----
     Weighted average number of common
      shares as adjusted                                               4,091

     Primary loss per common share                                    $ (.04)
                                                                      =======


Fully Diluted Computation
-------------------------
     Net loss per statement of operations                              $(151)
                                                                       ======

     Weighted average number of common
      shares outstanding                                               4,091

     Weighted average number of common
      stock equivalents                                                  733
                                                                         ---

     Weighted average number of common
      shares as adjusted                                               4,824

     Fully diluted loss per common share                              $ (.03) (A)
                                                                      =======


(A) This computation is submitted as an exhibit to the Company's Form 10-QSB in accordance with Regulation S-K Item 601(b)(11), although presenting the computation is not in accordance with paragraph 40 of APB Opinion 15 because the computation produces an anti-dilutive result.

                             ANNIE'S HOMEGROWN, INC.
              COMPUTATION OF EARNINGS PER COMMON SHARE (CONTINUED)
                       (IN 000S EXCEPT FOR PER SHARE DATA)
                        THREE MONTHS ENDED MARCH 31, 1997

Primary Computation

     Net income per statement of operations                            $  20
                                                                       =====

     Weighted average number of common
      shares outstanding                                               4,257

     Weighted average number of common
      stock equivalents                                                  733
                                                                         ---
     Weighted average number of common
      shares as adjusted                                               4,990
                                                                       -----
     Primary loss per common share                                    $  .00
                                                                      ======

Fully Diluted Computation

     Net income per statement of operations                           $   20
                                                                       =====
     Weighted average number of common
      shares outstanding                                               4,257

     Weighted average number of common
      stock equivalents                                                  733
                                                                         ---
     Weighted average number of common
      shares as adjusted                                               4,990
                                                                       -----
     Fully diluted loss per common share                              $  .00
                                                                      ======
