Form 10QSB
period 1997-06-30
ANNIES HOMEGROWN INC
filed 1997-08-14
CIK 890818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 1997
                                   -------------

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

                                                    Yes   X           No
                                                        -----            -----
Number of shares of Common Stock, $.001 par value, outstanding as of July 31, 1997:

                                4,316,895 shares

Transitional Small Business Disclosure Format (check one):

                                                    Yes               No   X
                                                        -----            -----




                             ANNIE'S HOMEGROWN, INC.

                                      Index
                                      -----


                                                                        Page No.
                                                                        --------

Part I.    Financial Information

           Item 1. Financial Statements
           Balance Sheet as of June 30, 1997 (unaudited)                     3

           Statements of Operations for the Three Months
           Ended June 30, 1997 and 1996 (unaudited)                          4

           Statements of Cash Flows for the Three Months Ended
           June 30, 1997 and 1996 (unaudited)                                5

           Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation                              6-9


Part II    Other Information

           Item 6. Exhibits and Reports on Form 8-K                          9
           Signatures                                                        9



--------------------------------------------------------------------------------

Statement of Fair Presentation

The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain footnote information included in the Company's annual report to shareholders has been omitted and such information should be read in conjunction with the prior year's annual report. However, the financial information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of results for the interim periods. The Company considers the disclosures adequate to make the information presented not misleading.

                             ANNIE'S HOMEGROWN, INC.
                                  Balance Sheet
                                    Unaudited

                                                                   June 30, 1997
                                     Assets
Current assets
    Cash and cash equivalents                                      $   240,837
    Accounts receivable
       Trade                                                            55,787
       Related parties                                                  35,674
    Inventory                                                        1,044,201
    Other current assets                                                16,753
                                                                   -----------
         Total current assets                                        1,393,252

Office equipment                                                        91,068
Accumulated depreciation                                               (44,464)
         Office equipment, net                                          46,604

Due from officer                                                        75,000
Other assets                                                            30,230
                                                                   -----------

         Total assets                                              $ 1,545,086
                                                                   ===========

                      Liabilities and Stockholders' Equity
Current liabilities
    Notes payable                                                  $         -
    Accounts payable, trade                                            549,942
    Accrued expenses                                                    46,045
    Deferred revenue from distributor                                  350,688
    Due to employees                                                    43,939
                                                                   -----------
         Total current liabilities                                     990,614

Commitments

Stockholders' equity Common stock, $.001 par value.
     Authorized 10,000,000 shares
     issued 4,368,801 shares                                             4,369
    Additional paid in capital                                       1,761,932
    Accumulated deficit                                             (1,120,079)
    Note receivable stockholder                                         (1,750)
    Treasury stock, 111,906 common shares at cost                      (90,000)
                                                                   -----------
         Total stockholders equity                                     554,472

         Total liabilities and stockholders' equity                $ 1,545,086
                                                                   ===========

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Operations
                                    Unaudited

                                                      Three months ended
                                                           June 30,
                                                  --------------------------
                                                     1996               1997
                                                ------------       ------------

Net sales                                       $    902,465       $  1,102,185

Cost of sales                                        545,819            699,497
                                                ------------       ------------

         Gross profit                                356,646            402,688

Operating expenses:
     Selling                                         335,803            309,342
     General and administrative                      165,273            211,635
     Slotting fees                                   146,286             40,092
     Compensation of outside directors                 6,000                  -
                                                ------------       ------------

         Total operating expenses                    653,362            561,069
                                                ------------       ------------

         Operating income (loss)                    (296,716)          (158,381)

Other income (loss)
     Interest expense and other charges              (10,369)           (13,287)
     Interest and other income                         6,048              1,909
                                                ------------       ------------

         Income (loss) before income tax            (301,037)          (169,759)

Income tax expense                                         -                250
                                                ------------       ------------

         Net income (loss)                      $   (301,037)         $(170,009)
                                                ============         ==========


Weighted average common
  shares outstanding                               4,118,961          4,256,895

Net income (loss) per share                             (.07)              (.04)

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Cash Flows
                                    Unaudited

                                                                             Three  months ended
                                                                                    June 30,
                                                                          --------------------------
                                                                            1996              1997
                                                                        --------------  --------------
Cash flows from operating activities:
    Net income (loss)                                                   $   (301,037)   $   (170,009)
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                                         3,000           4,500
         Outside directors compensation                                        6,000               -
         Changes in:
             Accounts receivable - trade                                     266,039         (19,209)
             Affiliate accounts, net                                          (4,932)          6,399
             Inventory                                                       (17,208)        118,190
             Other assets                                                     20,677          19,398
             Accounts payable - trade                                        (50,988)        (44,878)
             Accrued expenses                                                (28,866)        (41,448)
               Deferred revenue from distributor                                   -         (73,536)
             Due to employees                                                 (2,100)         (2,233)
                                                                        ------------    ------------
                  Net cash (used in) provided by
                   operating activities                                     (109,415)       (237,156)

Cash flows from investing activities:
     Purchases of equipment                                                   (  232)         (5,427)
                                                                        ------------    ------------
                  Net cash (used in) investing activities                     (  232)         (5,427)

Cash flows from financing activities:
     Repayment of notes payable                                             ( 70,907)              -
     Issuance of common stock and exercise
      of stock options, net                                                  132,760               -
                                                                        ------------    ------------
                  Net cash (used in) provided by
                   financing activities                                       61,853               -

Net (decrease) increase in cash and cash equivalents                         (47,794)       (242,583)
Cash and cash equivalents, beginning of period                                67,433         483,420
                                                                        ------------    ------------

Cash and cash equivalents, end of period                                $     19,639    $    240,837
                                                                        ============    ============

Supplemental disclosure of cash flow information
     Cash paid for interest                                             $     10,369    $     13,287
                                                                        ============    ============
     Cash paid for income taxes                                         $          -    $        250
                                                                        ============    ============


                             ANNIE'S HOMEGROWN, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



OVERVIEW

The Company has developed four premium macaroni and cheese dinners: Annie's Shells and Cheddar, Annie's Alfredo, Annie's Whole Wheat Shells and Cheddar and Annie's Mild Mexican(TM). In addition, the Company introduced in AprIL 1997 two additional premium macaroni and cheese dinners: Pizza Pasta and Mild Cheddar. The Mild Cheddar product is being promoted in conjunction with the Free Willy Keiko Foundation with a portion of sales going to the foundation. In January 1997, the Company introduced a new line of all natural pasta dinners called Annie's One-Step. The dinners combine different pasta shapes with five sauce recipes which provide the convenience of one-step, one-pot cooking as follows:
Annie's One-Step Rotini with Four Cheese Sauce, Annie's One-Step Penne Pasta with Alfredo Sauce, Annie's One-Step Radiatore Pasta with Sundried Tomato and Basil Sauce, Annie's One-Step Corkscrew Pasta with Savory Herb and Garlic Sauce and Annie's One-Step Curly Fettuccine with White Cheddar and Broccoli Sauce. The Company also has an agreement with a specialty retailer to provide a private label house brand using the Company's premium all natural white cheddar cheese formula together with elbow macaroni.

In October 1996, the Company signed a master distribution agreement with Liberty Richter, Inc. ("Liberty"). The agreement calls for Liberty to distribute all of the Company's products except for the private label and mail order lines in the continental United States. The Company sells the products to Liberty who in turn resells the products to its two main classes of trade; supermarket chains and natural and specialty food stores. Liberty has two warehouses, one located in New Jersey and the other located in California.

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

                             ANNIE'S HOMEGROWN, INC.

The Company's strategy is to continue to expand its supermarket distribution nationally, to develop new and unique all natural food products to sell to its existing customer base and to purchase existing all natural food brands to sell to its existing customer base. The Company believes it will benefit from greater trade relations due to Liberty's favorable position in the supermarket and natural food trade. Management believes its consolidated distribution with Liberty's other products will provide the Company greater access to key accounts in expansion markets as well as facilitate new product introductions into its existing customers.

FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this form 10-QSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the sufficiency of funds for the Company's working capital requirements during 1997 and the Company's expectation that future cash flow will continue to be provided from operations may be forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include but are not limited to: (i) competitive factors in the market place; (ii) reliance on the Liberty agreement; (iii) fluctuation in quarterly and annual operating results; and (iv) dependence on key personnel, among others. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

NET SALES. Net sales increased by $199,720 or 22.13% from $902,465 in 1996 to $1,102,185 in 1997. The net sales increase was primarily the of the introduction of the Pizza Pasta and Mild Cheddar products and the introduction of the One-Step dinners.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 39.52% in 1996 to 36.54% in 1997. This decrease was primarily the result of increased costs of raw materials. The Company purchases all its raw materials directly from suppliers and has the co-packer produce the product using these raw materials.

SELLING EXPENSES. Selling expenses decreased by $26,461 or 7.88% from $335,803 in 1996 to $309,342 in 1997 and decreased as a percentage of net sales from 37.21% in 1996 to 28.07% in 1997. The decrease in selling expenses was primarily a result of a decrease in distribution costs due to the consolidation of distribution through Liberty's channels.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $46,362 or 28.05% from $165,273 in 1996 to $211,635 in 1997 and increased as a percentage of net sales from 18.31% in 1996 to 19.20% in 1997. The increase in general and administrative expenses is a result of increased legal fees relating to reporting requirement of the Securities and Exchange Commission as well as an increase in printing costs and research and development costs relating to new products.

                             ANNIE'S HOMEGROWN, INC.

SLOTTING FEES. Slotting expenses decreased by $106,194 or 72.59% from $146,286 in 1996 to $40,092 in 1997, and decreased as a percentage of net sales from 16.21% in 1996 to 3.64% in 1997. The decrease was due to the Company's decision to slow down the expansion of purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

COMPENSATION OF OUTSIDE DIRECTORS. In 1996, $6,000 in compensation for stock options granted was recorded for the four outside directors of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through the initial public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit from a financial institution and cash generated from operations. At June 30, 1997, the Company had a working capital surplus of $402,638. The increase in working capital was primarily generated by the amount of working capital received through the Company's initial public offering.

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

Net cash used in operating activities for the three months ended June 30, 1997 was $237,156, consisting primarily of payments for operations.

Net cash used in investing activities consisted of capital expenditures totaling $5,427 which related principally to the purchase of plates and dies for the new products.

The Company has a $10,000 unsecured line of credit with a bank which bears interest at the prime rate plus 8.9%. At June 30, 1997 the Company had no outstanding borrowings under the line of credit.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FASB No. 128). FASB No. 128 supersedes APB No. 15 and specifies the computation, presentation, and disclosure requirements and earnings per share. FASB No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FASB No. 128 for the quarter ended December 31, 1997 and restate prior period information as required under the statement. The Company has determined that if the FASB No. 128 had been applied for the first quarter ending June 30, 1997, the impact on earnings per share as currently stated would be immaterial.

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 130, Reporting Comprehensive Income and No. 131, Disclosure about Segments of an Enterprise and Related Information, which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.

                             ANNIE'S HOMEGROWN, INC.

                           PART II - OTHER INFORMATION


 EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit Number
     --------------
         11                      Statement Re: Computation of Per Share Earnings
         27.1                    Financial Data Schedule

 (B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended June 30, 1997.





                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ANNIE'S HOMEGROWN, INC.
                                         -----------------------

Date: August  14, 1997                   /s/ Paul B. Nardone
      ----------------                   ---------------------------------
                                         Paul B. Nardone
                                         President


Date: August  14, 1997                   /s/ Neil Raiff
      ----------------                   ----------------------------
                                         Neil Raiff
                                         Chief Financial Officer & Treasurer