Form 10QSB
period 1997-09-30
ANNIES HOMEGROWN INC
filed 1997-11-14
CIK 890818

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                       Commission file number: 33-93982-LA

                             ANNIE'S HOMEGROWN, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                    06-1258214
--------------------------------------------------------------------------------
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

                          180 Second Street, Suite 202
                                Chelsea, MA 02150
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_           No ___

As of September 30, 1997, there were issued and outstanding 4,316,895 shares of the issuer's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes _____   No __X__










                             ANNIE'S HOMEGROWN, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

                          Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheet as of
         September 30, 1997 (unaudited)                                     3

     Consolidated Statements of Operations for the Three and
         Six Months Ended September 30, 1997 and 1996 (unaudited)           4

     Statements of Cash Flows for the
         Six Months Ended September 30, 1997 and 1996 (unaudited)           5

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operation                                  6-10


                            Part II Other Information

Item 6. Exhibits and Reports on Form 8-K                                    11
         Signatures                                                         11


                                      -2-








PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             ANNIE'S HOMEGROWN, INC.
                           Consolidated Balance Sheet
                                    Unaudited
                               September 30, 1997
                               ------------------


                                     Assets

Current assets
    Cash and cash equivalents                                       $   133,337
    Accounts receivable
       Trade                                                            172,899
     Related parties                                                     30,810
    Inventory                                                           899,178
    Other current assets                                                 19,214
                                                                    -----------
         Total current assets                                         1,255,438

Office equipment                                                         99,306
Accumulated depreciation                                                (49,980)
                                                                    -----------
         Office equipment, net                                           49,326

Due from officer                                                         75,000
Goodwill, net of amortization                                           396,850
Other assets                                                             44,126
                                                                    -----------
         Total assets                                               $ 1,820,740
                                                                    -----------

                      Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable, trade                                         $   779,191
    Accrued expenses                                                     45,214
    Due to employees                                                     45,884
                                                                    -----------
         Total current liabilities                                      870,289

Commitments

Stockholders' equity Common stock, $.001 par value
     Authorized 10,000,000 shares
     issued 4,428,801 shares
                                                                          4,429
    Additional paid in capital                                        2,121,872
    Accumulated deficit                                              (1,084,100)
    Note receivable stockholder                                          (1,750)
    Treasury stock, 111,906 common shares at cost                       (90,000)
                                                                    -----------
         Total stockholders equity                                      950,451
         Total liabilities and stockholders' equity                 $ 1,820,740
                                                                    ===========

                                      -3-




                             ANNIE'S HOMEGROWN, INC.
                      Consolidated Statements of Operations
                                    Unaudited

                                                                         Three months ended              Six  months ended
                                                                           September 30,                   September 30,
                                                                          -------------                   -------------
                                                                   1996               1997               1996               1997
                                                               -----------        -----------        -----------        -----------

Net sales                                                      $ 1,111,025        $ 1,771,348        $ 2,013,490        $ 2,873,533

Cost of sales                                                      643,628          1,006,822          1,189,447          1,706,319
                                                               -----------        -----------        -----------        -----------

         Gross profit                                              467,397            764,526            824,043          1,167,214

Operating expenses:
     Selling                                                       259,332            470,091            595,135            779,433
     General and administrative                                    158,048            249,501            323,321            461,136
     Slotting fees                                                  11,685              1,501            157,971             41,593
     Compensation of outside directors                                --                 --                6,000               --
                                                               -----------        -----------        -----------        -----------

         Total operating expenses                                  429,065            721,093          1,082,427          1,282,162
                                                               -----------        -----------        -----------        -----------

         Operating income (loss)                                    38,332             43,433           (258,384)          (114,948)

Other income (loss)
     Interest expense and other charges                             (6,634)           (10,081)           (17,003)
                                                                                                                            (23,368)
     Interest and other income                                       2,000              2,882              8,048              4,791
                                                               -----------        -----------        -----------        -----------

         Income (loss) before income tax                            33,698             36,234           (267,339)          (133,525)

Income tax expense                                                     223                255                223                505
                                                               -----------        -----------        -----------        -----------

         Net income (loss)                                     $    33,475        $    35,979        $  (267,562)       $  (134,030)
                                                               ===========        ===========        ===========        ===========


Weighted average common
  shares outstanding                                             4,990,222          5,031,005          4,187,976          5,011,222

Net income (loss) per share                                            .01                .01               (.06)              (.03)


                             ANNIE'S HOMEGROWN, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited



                                                                               Six months ended
                                                                                 September 30,
                                                                             ---------------------
                                                                          1996                 1997
                                                                      --------------       ------------
Cash flows from operating activities:
    Net income (loss)                                                   $(267,562)          $(134,030)
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                                      6,000              13,134
         Outside directors compensation                                     6,000                --
         Changes in
             Accounts receivable, trade                                   116,512            (131,052)
             Affiliate accounts, net                                      (26,141)             10,840
             Inventory                                                   (200,218)            277,205
             Other assets                                                  11,894             (25,619)
             Accounts payable, trade                                       34,473             137,184
             Accrued expenses                                             (66,984)            (42,279)
             Deferred revenue                                                --              (424,224)
               Due to employees                                            (2,100)               (822)
                                                                        ---------           ---------
                  Net cash (used in) provided by
                   operating activities                                  (388,126)           (319,663)

Cash flows from investing activities:
     Acquisition of  Raw Materials Food Co.                                  --               (19,946)
     Purchases of equipment                                                  (598)            (11,518)
                                                                        ---------           ---------
                  Net cash (used in) investing activities                    (598)            (31,464)

Cash flows from financing activities:
     Repayment of notes payable                                          (127,570)               --
     Issuance of common stock and exercise
      of stock options, net                                               870,857                --
                                                                        ---------           ---------
                  Net cash (used in) provided by
                   financing activities                                   743,287                --

Net (decrease) increase in cash and cash equivalents                      354,563            (351,127)
Cash and cash equivalents, beginning of period                             67,433             484,464
                                                                        ---------           ---------
Cash and cash equivalents, end of period                                $ 421,996           $ 133,337
                                                                        =========           =========

Supplemental disclosure of cash flow information
     Cash paid for interest                                             $  17,003           $  23,368
                                                                        =========           =========
     Cash paid for income taxes                                         $     223           $     505
                                                                        ---------           ---------

Supplemental disclosure of noncash financing activities are as follows:
     During 1996, $6,000 in compensation expense was recorded
      for stock options granted to four outside directors
     On July 31, 1997, the Company issued 60,000 shares of common stock ($6.00 per share) in exchange for the outstanding common stock of Raw Materials Food Company. See Note 2 of the Notes to
      Consolidated Financial Statements


ANNIE'S HOMEGROWN, INC. NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

     In the  opinion of  management,  the  accompanying  unaudited  consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 1997, its results of operations for the three and six month periods ended September 30, 1997 and 1996, and its cash flows for the six month periods ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, on file with the Securities and Exchange Commission.

NOTE 2--ACQUISITION OF RAW MATERIALS FOOD COMPANY .

     On July 31, 1997, the Company acquired Raw Materials Food Company ("RMFC") for $379,976 consisting of 60,000 shares of common stock ($6.00 per share) and $19,946 of expenses. The purchase price has been allocated to the net assets acquired at their fair market value. The excess of the purchase price over the fair market value of the net assets has been recorded as goodwill. Such goodwill is being amortized over 20 years. The consolidated financial statements reflect the results of operations and cash flows of RMFC from the date of acquisition. All intercompany balances and transactions have been eliminated. The Company believes that no further financial statements or pro forma financial information concerning RMFC is required to be filed as part of this Report. For further information, reference should be made to the Company's report on Form 8-K dated August 13, 1997, on file with the Securities and Exchange Commission

NOTE 3--CHANGE IN FISCAL YEAR

     On March 27, 1997, the Board of Directors approved a change in the fiscal year of the Company from December 31st to March 31st. For further information, reference should be made to the Company's report on Form 8-K dated April 7, 1997, on file with the Securities and Exchange Commission.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


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

Most of the Company's products are distributed in the continental United States by Liberty Richter, Inc. ("Liberty"). Pursuant to a master distribution agreement, the Company sells its products to Liberty who in turn resells the products to its two main classes of trade; supermarket chains and natural and specialty food stores via warehouses located in New Jersey and California.

Liberty utilizes its own sales force and sub distributors. In addition, Liberty provides other services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and food show participation. All promotions and slotting presentations as well as sub distributors and brokers are subject to Annie's approval.

Liberty must distribute all new products that Annie's chooses to distribute through Liberty's channels unless Liberty has a preexisting non compete provision with another vendor. The initial distribution agreement expires on December 31, 1997, with automatic renewals scheduled on a year to year basis. The contract has been renewed through December 31, 1998.

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

On July 31, 1997, the Company purchased Raw Materials Food Company (RMFC) in an exchange of stock. RMFC sells whole food supplements through natural food stores and mail order. The Company believes that RMFC's product appeal to the Company's core customer base--natural food buyers--strengthening its identity and franchise in this important market segment. For further information regarding the terms of the RMFC transaction, reference is made to the Company's report on Form 8-K dated August 13, 1997, on file with the Securities and Exchange Commission. The Company is presently having discussions with other company's which could lead to additional strategic relationships or transactions in the future consistent with its business strategy.

The Company's business strategy is to develop new and unique all natural food products, to purchase existing all natural food brands to sell to its existing customer base and to continue to expand its national supermarket distribution. The Company believes it will benefit from greater trade relations due to Liberty's favorable position in the supermarket and natural food trade. Management believes its consolidated distribution with Liberty's other products will provide the Company greater access to key accounts in expansion markets as well as facilitate new product introductions into its existing customers.

                           FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this form 10-QSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, relating to the sufficiency of funds for the Company's working capital requirements during 1997 and the Company's expectation that future cash flow will continue to be provided from operations are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to: (i) competitive factors in the market place; (ii) reliance on the Liberty agreement; (iii) fluctuation in quarterly and annual operating results; and (iv) dependence on key personnel, among others. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
 SIX MONTHS ENDED SEPTEMBER 30, 1996

NET SALES. Net sales increased by $860,043 or 42.71% from $2,013,490 in 1996 to $2,873,533 in 1997. The net sales increase was a result of increased demand in all market sectors for our existing products and running our fall promotion in the current quarter. The increase in sales are as follows: same product sales are 17.81%; new products are 16.15%; private label is 3.54% and RMFC is 1.67%. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company has expanded its supermarket business into the Mid-Atlantic states as well as the Rocky Mountain region. The Company believes it has penetrated all of the major natural food market stores across the country. Additionally, the Company continues to produce for a specialty retailer their private label brand macaroni and cheese dinner.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 40.93% in 1996 to 40.62% in 1997. This decrease was primarily a result of the Company expanding its business into supermarkets using distributors instead of going direct through their supermarket warehouse. Sales to the distributors result in lower profit margins.

SELLING EXPENSES. Selling expenses increased by $184,298 or 30.97% from $595,135 in 1996 to $779,433 in 1997 but decreased as a percentage of net sales from 29.56% in 1996 to 27.12% in 1997. The increase in selling expenses reflected an increase in spending in marketing costs, including price reductions and trade show appearances, associated with the continued roll-out of the Company's new products in 1997 and. running our fall promotion in the current quarter.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $137,815 or 42.62% from $323,321 in 1996 to $461,136 in 1997 and decreased as a percentage of net sales from 16.06% in 1996 to 16.05% in 1997. The increase in general and administrative expenses is primarily a result of increased spending in four areas: (i) legal fees relating to reporting requirements of the Securities and Exchange Commission; (ii) increase in the management fee from Liberty Richter due to the increase in volume; (iii) increased cost for outside services to handle specific projects; and (iv) printing costs and product development costs relating to new products.

SLOTTING FEES. Slotting expenses decreased by $116,378 or 73.67% from $157,971 in 1996 to $41,593 in 1997, and decreased as a percentage of net sales from 7.85% in 1996 to 1.45% in 1997. The decrease was due to the Company's decision to scale back the expansion of purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

COMPENSATION OF OUTSIDE DIRECTORS. In 1996, $6,000 in compensation for stock options granted was recorded for the four outside directors of the Company.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
 THREE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES. Net sales increased by $660,323 or 59.43% from $1,111,025 in 1996 to $1,771,348 in 1997. The net sales increase was a result of increased demand in all market sectors for our existing products and running our fall promotion in the current quarter. The increase in sales are as follows: same product sales are 41.69%; new products are 14.74% and RMFC is 3.00%. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The

Company has expanded its supermarket business into the Mid-Atlantic states as well as the Rocky Mountain region. The Company believes it has penetrated all of the major natural food market stores across the country.

GROSS PROFIT. As a percentage of net sales, gross profit increased from 42.07% in 1996 to 43.16% in 1997. This increase was primarily a result of an increase in sales of the Company's new products and RMFC's products, both of which have higher gross margins than the Company's original macaroni and cheese items.

SELLING EXPENSES. Selling expenses increased by $210,759 or 81.27% from $259,332 in 1996 to $470,091 in 1997 and increased as a percentage of net sales from 23.34% in 1996 to 26.54% in 1997. The increase in selling expenses as a percentage of net sales reflected an increase in spending due to the fall promotions as well as in marketing costs, including price reductions and trade show appearances, associated with the continued roll-out of the Company's new products in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $91,453 or 57.86% from $158,048 in 1996 to $249,501 in 1997 and decreased as a percentage of net sales from 14.23% in 1996 to 14.08% in 1997. The increase in general and administrative expenses is primarily a result of increased spending in three areas: (i) increase in the management fee from Liberty Richter due to the increase in volume; (ii) increased cost for outside services to handle specific projects; and (iii) printing costs and product development costs relating to new products.

SLOTTING FEES. Slotting expenses decreased by $10,184 or 87.15% from $11,685 in 1996 to $1,501 in 1997, and decreased as a percentage of net sales from 1.05% in 1996 to 0.08% in 1997. The decrease was due to the Company's decision to scale back the expansion of purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.


                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had $133,337 in cash and cash equivalents, a decrease of $107,500 from a balance of $240,837 at June 30, 1997 and a decrease of $351,127 from a balance of $484,464 at March 31, 1997. The decrease in cash is primarily the net result of an increase in accounts receivable from the distributor net of a reduction in deferred revenue from the distributor.

The Company has financed its operations to date through the proceeds of a public offering of Common Stock, private sales of Common Stock and convertible debt securities, a line of credit from a financial institution and cash generated from operations. During the quarter ended September 30, 1997, the Company initiated discussions with various financial institutions seeking an additional line of credit of $500,000 to $950,000 and initiated discussions with other parties for the purpose of raising additional capital. Management believes that such financing and capital will be available. The Company anticipates that the funds available from these sources together with funds generated from operations will be sufficient to meet its liquidity needs for the next twelve months. However, at this stage, the Company needs ongoing financing to implement its business strategy as set forth herein. If such financing is unavailable either because of general market conditions or the results of the Company's operations, the Company may have to scale back either its investments in new products, or its national supermarket expansion, or both.

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

Net cash used in operating activities for the six months ended September 30, 1997 was $319,663, consisting of payments for operations and an increase in accounts receivable from the distributor net of a reduction in deferred revenue from the distributor.

Net cash used in investing activities consisted of capital expenditures totaling $11,518 which related principally to the purchase of plates and dies for the new products as well as office equipment and $19,946 used for the acquisition of Raw Materials Food Company.

The Company has a $10,000 unsecured line of credit with a bank which bears interest at the prime rate plus 8.9%. At September 30, 1997 the Company had no outstanding borrowings under the line of credit.

The Company's primary capital needs are for developing new products to sell to its existing customer base and expansion into national supermarket distribution. The Company has scaled back its plan to expand its supermarket distribution throughout the United States by acquiring shelf space or new "slots" (one product in one store equals one slot). These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     Exhibit Number
     --------------
         11                    Statement re:  computation of per share earnings
         27                    Financial Data Schedule

 (b) Reports on Form 8-K.

     The Company filed a report on Form 8-K, dated August 13. 1997, concerning the purchase of Raw Materials Food Company. No financial statements or pro forma financial information concerning RMFC was required to be filed therewith.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ANNIE'S HOMEGROWN, INC.
                                              (Registrant)


Date:  November 14, 1997          /s/   Paul B. Nardone
                                 ---------------------------------
                                          Paul B. Nardone
                                          President


Date:  November 14, 1997          /s/   Neil Raiff
                                 ----------------------------
                                          Neil Raiff
                                          Chief Financial Officer & Treasurer