Form 10QSB
period 1997-12-31
ANNIES HOMEGROWN INC
filed 1998-02-13
CIK 890818

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                      Commission file number: 33-93982-LA

                            ANNIE'S HOMEGROWN, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                   06-1258214
--------------------------------                 --------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

                         180 Second Street, Suite 202
                               Chelsea, MA 02150
              ----------------------------------------------------
                   (Address of Principal Executive Offices)

                                 617-889-2822
            --------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

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

As of December 31, 1997, there were issued and outstanding 4,548,168 shares of the issuer's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                               -----      -----

                            ANNIE'S HOMEGROWN, INC.

                                     Index


                                                                       Page No.
                                                                       --------

                          Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheet as of
         December 31, 1997 (unaudited)                                    3

     Consolidated Statements of Operations for the Three and
         Nine Months Ended December 31, 1997 and 1996 (unaudited)         4

     Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 1997 and 1996 (unaudited)         5

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operation                                   6-10


                            Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 11

         Signatures                                                       11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            ANNIE'S HOMEGROWN, INC.
                          Consolidated Balance Sheet
                                   Unaudited
                               December 31, 1997
                               -----------------

                                    Assets


Current assets
    Cash and cash equivalents                                       $    81,525
    Accounts receivable
       Trade                                                            132,357
       Related parties                                                   19,413
    Inventory                                                         1,033,166
    Other current assets                                                 62,018
                                                                    -----------

         Total current assets                                         1,328,479

Office equipment                                                        109,272
Accumulated depreciation                                                (54,480)
                                                                    -----------
         Office equipment, net                                           54,792

Due from officer                                                         75,000
Goodwill, net of amortization                                           391,849
Other assets                                                             43,829
                                                                    -----------

         Total assets                                               $ 1,893,949
                                                                    ===========

                     Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable, trade                                         $   817,676
    Advances from distributor                                           108,471
    Accrued expenses                                                     26,385
    Due to employees                                                     33,946
                                                                    -----------
         Total current liabilities                                      986,478

Commitments

Stockholders' equity
    Common stock, $.001 par value
     Authorized 10,000,000 shares
     issued 4,660,074 shares                                              4,660
    Additional paid in capital                                        2,306,658
    Accumulated deficit                                              (1,127,079)
    Notes receivable stockholders                                      (186,768)
    Treasury stock, 111,906 common shares at cost                       (90,000)
                                                                    -----------
         Total stockholders equity                                      907,471

         Total liabilities and stockholders' equity                 $ 1,893,949
                                                                    ===========

                            ANNIE'S HOMEGROWN, INC.
                     Consolidated Statements of Operations
                                   Unaudited

                                                            Three months ended             Nine months ended
                                                               December 31,                   December 31,
                                                           --------------------           -------------------
                                                           1996            1997           1996           1997
                                                        ------------   ------------   ------------   -------------
Net sales                                                $ 1,389,789    $ 1,534,399    $ 3,403,279    $ 4,407,932

Cost of sales                                                706,951        945,410      1,896,398      2,651,729
                                                         -----------    -----------    -----------    -----------

         Gross profit                                        682,838        588,989      1,506,881      1,756,203

Operating expenses:
     Selling                                                 320,326        345,630        915,461      1,132,545
     General and administrative                              186,631        268,676        509,952        722,331
     Slotting fees                                            11,705         12,197        169,676         53,790
     Compensation of outside directors                          --             --            6,000           --
                                                         -----------    -----------    -----------    -----------

         Total operating expenses                            518,662        626,503      1,601,089      1,908,666
                                                         -----------    -----------    -----------    -----------

         Operating income (loss)                             164,176        (37,514)       (94,208)      (152,463)

Other income (loss)
     Interest expense and other charges                      (18,680)        (7,939)       (35,683)       (31,307)
     Interest and other income                                (4,804)         2,637          3,244          7,428
                                                         -----------    -----------    -----------    -----------

         Income (loss) before income tax                     140,692        (42,816)      (126,647)      (176,342)

Income tax expense                                             1,016            162          1,239            667
                                                         -----------    -----------    -----------    -----------

         Net income (loss)                               $   139,676    $   (42,978)   $  (127,886)   $  (177,009)
                                                         -----------    -----------    -----------    -----------

Weighted average common
 shares outstanding (in 000's):
         Basic                                                 4,257          4,548          4,188          4,326
         Diluted                                               4,990          5,014          4,921          4,995

Net income (loss) per share:
         Basic                                                   .03           (.01)          (.03)          (.04)
         Diluted                                                 .03           (.01)          (.03)          (.04)


                            ANNIE'S HOMEGROWN, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                                       Nine months ended
                                                                          December 31,
                                                                      --------------------
                                                                    1996                1997
                                                               -------------       --------------
Cash flows from operating activities:
    Net income (loss)                                           $  (127,886)        $  (177,009)
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                                8,173              23,835
         Outside directors compensation                               6,000                  --

         Changes in
             Accounts receivable, trade                             268,279             (90,510)
             Affiliate accounts, net                                (70,314)             22,237
             Inventory                                           (1,001,034)            143,217
             Other assets                                            14,002             (69,327)
             Accounts payable, trade                                514,884             175,669
             Accrued expenses                                       (65,322)            (61,108)
            Advances from distributor                               535,068            (315,753)
               Due to employees                                      (5,053)            (12,760)
                                                                  ---------           ---------
                  Net cash (used in) provided by
                   operating activities                              76,797            (361,509)

Cash flows from investing activities:
     Acquisition of  Raw Materials Food Co.                            --               (19,946)
     Purchases of equipment                                         (16,153)            (21,484)
                                                                  ---------           ---------
                  Net cash (used in) investing activities           (16,153)            (41,430)

Cash flows from financing activities:
     Repayment of notes payable                                    (117,556)               --
     Issuance of common stock and exercise
      of stock options, net                                         849,981
                                                                 ----------           ---------
                  Net cash (used in) provided by
                   financing activities                             732,425                --

Net (decrease) increase in cash and cash equivalents                793,069            (402,939)
Cash and cash equivalents, beginning of period                       67,433             484,464
                                                                -----------         -----------
Cash and cash equivalents, end of period                        $   860,502         $    81,525
                                                                ===========         ===========

Supplemental disclosure of cash flow information
     Cash paid for interest                                     $    18,680         $    31,307
                                                                -----------         -----------
     Cash paid for income taxes                                 $     1,236         $       667
                                                                ===========         ===========

Supplemental disclosure of noncash financing activities  - See Note 2

ANNIE'S HOMEGROWN, INC. NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31, 1997, its results of operations for the three and nine month periods ended December 31, 1997 and 1996, and its cash flows for the nine month periods ended December 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, on file with the Securities and Exchange Commission.

NOTE 2--SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES ARE AS FOLLOWS:

     During 1996, $6,000 in compensation expense was recorded for stock options granted to four outside directors.
     On July 31, 1997, the Company issued 60,000 shares of common stock ($6.00 per share) in exchange for the outstanding common stock of Raw Materials Food Company.
     On October 1, 1997, three Officers of the Company exercised stock options for an aggregate of 231,273 shares by issuing notes to the Company for $185,018.

NOTE 3--CHANGE IN FISCAL YEAR

     On March 27, 1997, the Board of Directors approved a change in the fiscal year of the Company from December 31st to March 31st. For further information, reference should be made to the Company's report on Form 8-K dated April 7, 1997, on file with the Securities and Exchange Commission.

NOTE 4--LINE OF CREDIT

During the quarter ended December 31, 1997, the Company was negotiating a line of credit of $600,000 which was signed on February 3, 1998. The line of credit with a financial institution is for a term of two years and allows for borrowing of 75% or 90% of certain categories of the Company's accounts receivables with interest at the "Prime Rate" as published by the Wall Street Journal plus 3%. The financial institution also charges an annual facility fee of $6,000. The line of credit calls for minimum monthly interest based on borrowing $400,000. The line of credit is secured by all of the assets of the Company and guaranteed by the two largest stockholders of the Company. This information provided herein is for summary purposes only and is qualified in its entirety by the Loan and Security Agreement which is filed herewith as Exhibit 10.8.

NOTE 5--EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FASB No. 128). FASB No. 128 supersedes APB No. 15 and specifies the computation, presentation, and disclosure requirements and earnings per share. FASB No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company adopted FASB No. 128 for the quarter ended December 31, 1997 and restated prior period information as required under the statement.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


                                    Overview

Annie's Homegrown, Inc. sells premium totally natural pasta products to the natural food, specialty food and supermarket trades. The pasta products include eight macaroni and cheese dinners under the Annie's name and Annie's One-Step pasta dinners which combine different pasta shapes with five sauce recipes and provide the convenience of one-step, one-pot cooking. The Company also has an agreement with a specialty retailer to provide a private label house brand using the Company's premium all natural white cheddar cheese formula together with elbow macaroni.

Most of the Company's products are distributed in the continental United States by Liberty Richter, Inc. ("Liberty"). Pursuant to a master distribution agreement, the Company sells its products to Liberty who in turn resells the products to the natural and specialty food stores and supermarket chains via distributors or directly to the supermarkets.


                           Forward Looking Statements

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this form 10-QSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, relating to the sufficiency of funds for the Company's working capital requirements during 1998 and the Company's expectation that future cash flow will continue to be provided from operations are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to: (i) competitive factors in the market place; (ii) reliance on the Liberty agreement and relative mix of sales through distributors and direct to supermarkets; (iii) fluctuation in quarterly and annual operating results due to seasonality (macaroni and cheese are consumed mostly during colder months of the year and based on the Company's promotional schedule); (iv) dependence on key personnel;
(v) availability and cost of capital; (vi) consumers tastes and preferences on current products as well as acceptance of new product introductions; and (vii) general economic conditions, among others. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Results of Operations

Nine Months Ended December 31, 1997 Compared to Nine Months Ended December 31, 1996

Net sales. Net sales increased by $1,004,653 or 29.52% from $3,403,279 in 1996 to $4,407,932 in 1997. The net sales increase was a result of increased demand in all market sectors for the Company's existing products. The increase in sales are as follows: same product sales are 3.71%; new products are 19.20%; private label is 3.40% and RMFC is 3.21%. Same product sales increases are lower than historical increases due to new products partially diluting same product sales.

The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company continues to expand its supermarket business in the Mid-Atlantic states and the Rocky Mountain region as well as new expansion into the Southern California region and the south eastern region of the United States. The Company believes it has penetrated all of the major natural food market stores across the country. Additionally, the Company continues to produce for a specialty retailer their private label brand macaroni and cheese dinner.

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

The Company introduced, in April 1997, two premium macaroni and cheese dinners:
Pizza Pasta and Mild Cheddar. The Mild Cheddar product is being promoted in conjunction with the Free Willy Keiko Foundation with a portion of sales going to the foundation. In the quarter ended December 31, 1997, the Company introduced two additional premium macaroni and cheese dinners: Annie's Bunny Shape Pasta with Yummy Cheese and Annie's Family Size Shells and Cheddar. The Company introduced two non pasta products in the quarter ending December 31, 1997. The first is Annie's Popcorn & White Cheddar which is based on Ms. Withey's recipe when she started Smartfood Popcorn, now a division of Frito Lay which is owned by Pepsico, Inc. The second is Annie's New Zealand Organic Creamed Honey which is a totally natural creamed honey produced in New Zealand without the pesticides, herbicides or antibiotics commonly found in American honey products.

Gross profit. As a percentage of net sales, gross profit decreased from 44.27% in 1996 to 39.84% in 1997. This decrease was a result of lower profit margins due to a greater percentage of the Company's sales being sold to distributors rather than going direct through supermarket warehouses. The Company is expanding its supermarket business using distributors instead of directly selling to the supermarkets which allows the Company to consolidate its distribution in new areas. Also, the price of ingredients and packaging costs increased in the quarter ended December 31, 1997.

Selling expenses. Selling expenses increased by $217,084 or 23.71% from $915,461 in 1996 to $1,132,545 in 1997 but decreased as a percentage of net sales from 26.90% in 1996 to 25.69% in 1997. The increase in selling expenses reflected an increase in spending in marketing costs, including price reductions and trade show appearances, associated with the continued roll-out of the Company's new products in 1997.

General and administrative expenses. General and administrative expenses increased by $212,379 or 41.65% from $509,952 in 1996 to $722,331 in 1997 and increased as a percentage of net sales from 14.98% in 1996 to 16.39% in 1997. The increase in general and administrative expenses is primarily a result of increased spending in four areas: (i) increase in the management fee from Liberty Richter due to the increase in volume; (ii) increased payroll costs and related benefits;(iii) increased cost for outside services to handle specific projects; and (iv) printing costs and product development costs relating to new products.

Slotting fees. Slotting expenses decreased by $115,886 or 68.30% from $169,676 in 1996 to $53,790 in 1997, and decreased as a percentage of net sales from 4.99% in 1996 to 1.22% in 1997. The decrease was due to the Company's decision to scale back the expansion of purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

Compensation of outside directors. In 1996, $6,000 in compensation for stock options granted was recorded for the four outside directors of the Company.

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

Net sales. Net sales increased by $144,610 or 10.41% from $1,389,789 in 1996 to $1,534,399 in 1997. The net sales increase was a result of new product sales and RMFC sales netted against same product sales which decreased due to running a fall promotion in the previous quarter. The increase (decrease) in sales are as follows: same product sales are (12.47)%; new products are 17.43% and RMFC is 5.45%.

Gross profit. As a percentage of net sales, gross profit decreased from 49.13% in 1996 to 39.39% in 1997. This decrease was a result of lower profit margins due to a greater percentage of the Company's sales being sold to distributors rather than going direct through supermarket warehouses. The Company is expanding its supermarket business using distributors instead of directly selling to the supermarkets which allows the Company to consolidate its distribution in new areas. Also, the price of ingredients and packaging costs increased in the quarter ended December 31, 1997.

Selling expenses. Selling expenses increased by $25,304 or 7.90% from $320,326 in 1996 to $345,630 in 1997 and decreased as a percentage of net sales from 23.05% in 1996 to 22.53% in 1997. The decrease in selling expenses as a percentage of net sales reflected the fall promotion running in the previous quarter this year versus the current quarter last year.

General and administrative expenses. General and administrative expenses increased by $82,045 or 43.96% from $186,631 in 1996 to $268,676 in 1997 and increased as a percentage of net sales from 13.43% in 1996 to 17.51% in 1997. The increase in general and administrative expenses is primarily a result of increased spending in three areas: (i) increase in the management fee from Liberty Richter due to the increase in volume; (ii) increased cost for outside services to handle specific projects; and (iii) increased payroll costs and related benefits.

Slotting fees. Slotting expenses increased by $492 or 4.20% from $11,705 in 1996 to $12,197 in 1997, and decreased as a percentage of net sales from 0.84% in 1996 to 0.79% in 1997. The decrease was due to the Company's decision to scale back the expansion of purchasing additional shelf space which requires paying introductory slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.



                         Liquidity and Capital Resources


At December 31, 1997, the Company had $81,525 in cash and cash equivalents, a decrease of $51,812 from a balance of $133,337 at September 30, 1997, a decrease of $159,312 from a balance of $240,837 at June 30, 1997 and a decrease of $402,939 from a balance of $484,464 at March 31, 1997. The decrease in cash is primarily the net result of funding operating losses and a reduction in advances from the distributor.

The Company's primary capital needs are for developing new products to sell to its existing customer base and expansion into national supermarket distribution. The Company has scaled back its plan to expand its supermarket distribution throughout the United States which requires purchasing shelf space or new "slots" (one product in one store equals one slot). These slotting fees are required by most supermarkets and are expensed at the time of product introduction

The Company has financed its operations to date through the proceeds of a public offering of Common Stock, private sales of Common Stock and convertible debt securities, a line of credit from a financial institution and cash generated from operations. During the quarter ended December 31, 1997, the Company negotiated a line of credit with a financial institution for $600,000 on which it was closed on February 3, 1998 ("Line of Credit"). The Line of Credit is for a term of two years and is secured by all of the assets of the Company and guaranteed by the two largest stockholders of the Company. The Loan and Security Agreement dated February 3, 1998 between Fremont

Financial Corporation and Annie's Homegrown, Inc. is filed with this report as
Exhibit 10.8. Also, the Company initiated discussions with other parties for the purpose of raising additional capital. The Company anticipates that the funds available from the Line of Credit, together with funds generated from operations, will be sufficient to meet its liquidity needs for the next twelve months. However, the Company needs additional capital in the future to fully implement its business strategy as set forth herein. If such capital is unavailable either because of general market conditions or the results of the Company's operations, the Company will have to continue to scale back either its investments in new products, or its national supermarket expansion, or both.

Most of the Company's sales are made to Liberty under contract terms allowing certain rights of return on unsold product held by Liberty. The contract calls for Liberty to pay the Company based on terms relating to the receipt of the Company's products by Liberty. The Company defers recognition of such sales until the product is sold by Liberty to distributors or supermarket chains. As a result, if Liberty pays the Company before Liberty sells the products to a third party, the Company has an advance from Liberty. If Liberty sells the products to a third party before it pays the Company, the Company has a receivable from Liberty.

Net cash used in operating activities for the nine months ended December 31, 1997 was $361,509, consisting of payments for funding operating losses and a reduction in advances from the distributor.

Net cash used in investing activities consisted of capital expenditures totaling $21,484 which related principally to the purchase of plates and dies for the new products as well as office equipment and $19,946 used for the acquisition of Raw Materials Food Company.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (FASB No. 128). FASB No. 128 supersedes APB No. 15 and specifies the computation, presentation, and disclosure requirements and earnings per share. FASB No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company adopted FASB No. 128 for the quarter ended December 31, 1997 and restate prior period information as required under the statement.

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 130, Reporting Comprehensive Income and No. 131, Disclosure about Segments of an Enterprise and Related Information, which are effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of these new standards.

In January, 1998, the Securities and Exchange Commission issued SEC Staff Bulletin No. 5 regarding the materiality of the so called "Year 2000" problem. The Company is aware of the potential software logic anomalies associated with the year 2000 date change. The Company is in the process of evaluating the potential issues that might need to be addressed in connection with its operations. Based on preliminary information, costs of addressing the issue are not expected to have any material effect upon the Company's financial position, results of operations, or cash flows in future periods.

                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit Number
     --------------
         11            Statement re:  computation of per share earnings
         27            Financial Data Schedule
         10.8          Loan and Security Agreement dated as of February 3, 1998
                       between Fremont Financial Corporation and Annie's
                       Homegrown, Inc.

 (b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the quarter for which this report is being filed.


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ANNIE'S HOMEGROWN, INC.
                                  -----------------------
                                      (Registrant)


Date:  February 12, 1998           /s/ Paul B. Nardone
                                  ---------------------------------
                                       Paul B. Nardone
                                       President and Chief Operating Officer


Date:  February 12, 1998           /s/ Neil Raiff
                                  ----------------------------
                                       Neil Raiff
                                       Chief Financial Officer & Treasurer