Form 10-K405
period 1998-03-31
ANNIES HOMEGROWN INC
filed 1998-06-29
CIK 890818

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ____________

                      Commission file number: 33-93982-LA

                            ANNIE'S HOMEGROWN, INC.
       (Exact name of Small Business Issuer as specified in its charter)

               DELAWARE                                      06-1258214
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

  395 MAIN STREET, WAKEFIELD, MA                               01880
     (Address of principal executive offices)                (Zip Code)

                                 781-224-1172
               (Issuer's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

  Securities registered pursuant to Section 12(g) of the Exchange Act:  NONE

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form. [X]

The issuer's revenue for the fiscal year ended March 31,1998 was $6,792,177. As of March 31, 1998, the aggregate market value of the Issuer's voting stock held by non-affiliates was approximately $7,266,066 based on the initial public offering price of Common Stock of $6.00 per share.

As of June 15, 1998, there were 4,548,168 shares of the Issuer's Common Stock, $.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definite proxy statement for the Annual Meeting of Stockholders of Annie's Homegrown, Inc. (the "Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after March 31, 1998 are incorporated by reference into Part III of this Report.
================================================================================

                                    PART I

ITEM 1.   BUSINESS

GENERAL

Annie's Homegrown, Inc. ("Annie's" or the "Company"), which was founded by Ann
E. Withey and Andrew M. Martin, is engaged in the manufacture, marketing and sale of premium all natural macaroni and cheese dinners, all natural pasta meals and other all natural food products. The Company's products include; Annie's Shells and Cheddar, Annie's Alfredo, Annie's Whole Wheat Shells and Cheddar and Annie's Mild Mexican/TM/. During the quarter ending March 31, 1997, the Company introduced a new line of all natural pasta meals called Annie's One-Step. The One-Step meals combine different pasta shapes with five sauce recipes which provide the convenience and simplicity of one-step, one-pot cooking. During the fiscal year ended March 31, 1998, the Company introduced 4 more dinners including; Annie's Pizza Pasta, Annie's Mild White Cheddar, Annie's Family Size and Annie's Bunny ShaPe PaSTa & Yummy Cheese.

The Company uses contract packers to manufacture its products according to strict Company specifications, which include the recipe, ingredients, graphics and packaging for the product. The Company's products are sold primarily through distributors to supermarkets and natural and specialty food stores. The Company also manufactures a private label house brand for a specialty retailer, using a formulation of an all-natural white cheddar cheese formula together with elbow macaroni. In the natural food stores, the Company's original products are distributed nationally along with the new products being introduced on a national scale. In the supermarkets, the Company has previously focused its marketing and distribution efforts on the Northeast and West Coast U.S. markets. The Company has started to expand into the Mid Atlantic, Rocky Mountain and Central U.S. markets. The Company's strategy is to expand its supermarket distribution nationally in addition to developing new and unique all natural food products to sell to its existing customer base.

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

The Company was founded in January 1989 as a Delaware corporation. Its principal executive offices are located at 395 Main Street, Wakefield, MA 01880 and its telephone number is (781) 224-1172.

Statements in this Form 10-KSB which are not historical facts, so called "forward-looking statements", are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-KSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed herein and in the Company's other filings with the Securities and Exchange Commission. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results."

PRODUCTS

The Company manufactures and sells a variety of products under the Annie's name. All of the Company's products are made using premium all natural ingredients. The Company's products include:

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

Annie's Mild Mexican/TM/, introduced in November 1994, made with petite durum semolina pasta shells and premium all natural white Vermont cheddar cheese and Mexican spices.

Annie's Pizza Pasta, introduced in April 1997, made with durum semolina pizza wheels and premium totally natural cheddar cheese and pizza seasonings.

Annie's Mild Cheddar, introduced in April 1997, made with durum semolina elbows and premium totally natural mild cheddar cheese. The product was developed to appeal to the tastes of young children. Its packaging highlights the world-famous "Free Willy" whale pursuant to a license agreement with The Free Willy-Keiko Foundation.

Annie's Family Size Shells and Cheddar, introduced in September 1997, is a larger version of the original Annie's Shells and Cheddar.

Annie's Bunny ShaPe PaSTa & Yummy Cheese, introduced in September 1997, made with bunny shaped durum semolina pasta and a yummy premium all natural white cheddar cheese.

These products are typically priced at retail between $0.99 and $1.49 for a package.

In the quarter ended March 1997, the Company introduced a new line of five all natural pasta dinners called Annie's One-Step. The dinners combine different pasta shapes with five sauce recipes which provide the convenience and simplicity of one-step, one-pot cooking. Annie's One-Step Dinners include the following:

Annie's One-Step Rotini with Four Cheese Sauce

Annie's One-Step Penne Pasta with Alfredo Sauce

Annie's One-Step Radiatore Pasta with Sundried Tomato and Basil Sauce

Annie's One-Step Corkscrew Pasta with Savory Herb and Garlic Sauce

Annie's One-Step Curly Fettuccine with White Cheddar and Broccoli Sauce

Annie's One-Step dinners are typically priced at retail between $1.59 and $1.99 for a 5 oz. package.

Annie's White Cheddar Popcorn, introduced in the second quarter of 1997, a totally natural, white cheddar popcorn based on the founders' successful Smartfood White Cheddar popcorn recipe. The product is sold in 4 oz. and 1 oz. bags in the natural and mass markets.

New Zealand Organic Creamed Honey, a totally natural antibiotic and chemical-free creamed honey produced by small family farmers located in rural New Zealand. It is produced without the pesticides, herbicides or antibiotics commonly used by American and European producers.

In the second quarter, Annie's acquired Raw Materials Food Company a producer of all natural organic whole food concentrates. Raw Materials Food Company makes and sells three products under the Living Food name:

Living Food, which is a meal replacement product, which strengthens the body by providing 100% organic whole food nourishment, not stimulants. The primary ingredients including grains and seeds are grown on our state of the art hydroponics farm using our proprietary sprouting technology. Living Food sells in a 17.5 oz jar and is typically priced at retail around $29.95

Living Cleanse provides total body purification without any extensive lifestyle modifications. This product allows virtually anyone to improve their energy levels and mental focus without an interruption of their daily schedule. Living Cleanse sells 60 tablets in a jar, which is typically priced at retail around $24.95.

Living Enzymes assist the body in the breakdown and absorption of nutrients. This reduces the burdens of digestion and improves overall energy levels. Living Enzymes sell 90 capsules in a jar, which is typically priced at retail around $19.95.

SALES, MARKETING AND DISTRIBUTION

The Company sells its products through distributors to primarily two classes of retailers: (i) supermarket chains, also known as "mass markets;" and (ii) natural and specialty food stores. Selection of new regional markets is based upon consumer profiles, product opportunity and costs of introduction.

In the mass markets, the Company sells in large supermarket chains such as Stop and Shop in New England and Safeway Stores in California. The Company currently has penetrated all of the major supermarket chains in New England, and sells in several major supermarket chains in New York and California. The Company is currently expanding its sales area to include major supermarkets in the Mid-Atlantic, Rocky Mountain, and Central region.

The Company's products are also sold in natural food markets and specialty food stores, such as Whole Foods and Fresh Fields, and to select natural and specialty food distributors. Buying practices of natural and specialty food stores are highly selective due to the nature of the retailers, which reflect their customers' demands for both natural and premium quality products. According to Spence Information Services which is the only sales information service catering to the natural food trade, Annie's was the Number 2 ranked brand, based on total dollar sales, in the Entree and Mixes category with the top two selling items in that category for the two months ended March 31, 1998.

In October 1996, the Company signed a master distribution agreement with Liberty Richter, Inc.("Liberty"). The agreement calls for Liberty to distribute all of the Company's products except for the private label and mail order lines in the continental United States. The Company sells the products to Liberty who in turn sells the products to supermarket chains, natural and specialty food stores and to select natural and specialty food sub distributors who in turn sell to the two classes of trade. Liberty has two warehouses, one located in New Jersey and the other located in California. Liberty distributes and sells Annie's products within the territory utilizing its own sales force that they maintain. In addition, Liberty provides other services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and trade show participation. All promotions and slotting presentations as well as sub distributors and brokers are subject to Annie's approval.

Using the Company's sales and marketing presentation, Liberty, through its regional managers and food brokers, presents the Company's products to the supermarket or distributor buyer. The key competitive factors in influencing a purchasing decision by the buyer include the product quality, packaging, sales
history, profitability, and consumer demand.   If a buyer decides to accept the
product, other issues such as the cost of acquiring shelf space (slotting fees) and the Company's specific commitments to marketing programs are negotiated. Introductory slotting fees and marketing programs often varies from customer to customer. Emphasizing the selling features of its products, the Company, through Liberty and its brokers, attempts to negotiate the lowest slotting cost. Slotting fees can take the form of cash payments and/or free product allowances. Utilizing both Liberty's and the brokers' knowledge regarding specific accounts, the Company tailors its introductory marketing program to each new account.

Under the Liberty Agreement, Liberty must distribute any new products that Annie's chooses to distribute through Liberty's channels unless Liberty has a preexisting non-compete provision with another vendor. The contract expires December 31, 1998 with automatic renewals scheduled on a year to year basis.

Prior to October 1996, the Company sold its products directly to supermarket chains and select natural and specialty food distributors, utilizing regional food brokers on a commission basis. Regional food brokers served as the Company's sales representatives and assisted the Company in the sales process. The Company had retained 21 food brokers. Using the Company's sales and marketing presentation, the food brokers presented the Company's products to the supermarket or distributor buyer. Prior to entering into the Liberty Agreement, the Company's products were shipped directly from the manufacturer via common carrier to either of the Company's two public warehouses located in Massachusetts and California. The Company did not rent the warehouses but was charged a fee based on the amount of use. The Company then distributed its products by shipping either directly to supermarket chains' central warehouses, where the products were then redistributed to individual stores as needed, or to a distributor's warehouse.

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

For the fiscal year ended December 31, 1996, no one customer accounted for more than 10% of the Company's net sales. For the fiscal year ended March 31, 1998, Liberty accounted for approximately 85% of the Company's net sales under the master distribution agreement.

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

PRODUCT QUALITY AND DEVELOPMENT

Ann E. Withey, the Company's co-founder, Director, and Inspirational President, maintains the final responsibility for the recipes for the Company's products. The Company takes great pride in producing high quality, all natural, easy to prepare meals. Annie's pasta is made from 100% durum semolina flour. Management believes the quality of its 100% durum semolina pasta is one of the more important differences between Annie's and other competitive national brands. Several of the lower priced brands are prepared from a lower grade, less expensive blend of spring wheat and durum flour. Pure durum semolina flour produces a golden, translucent looking finished pasta product, while blended enriched flour produces a faded, chalky looking finished product. The Company has retained a product development consultant to increase the speed at which new products are created and introduced to the market. The consultant reviews all recipes and flavors with the Company, all of which are subject to Ms. Withey's final approval.

MANUFACTURING

The Company uses a contract packer to manufacture its products according to strict Company specifications, which include the recipe, ingredients, graphics and packaging for the product. The Company has all the components of the products shipped to the contract packer. The Company has never experienced material shortages or delays in the manufacture of its products. However, its products are subject to the inherent risks in agriculture and all of its products must be transported from its manufacturer and are therefore subject to work stoppages and other risks. The Company believes that there are numerous companies, which could manufacture its products under its quality specifications without a substantial increase in cost or delay in delivery.

COMPETITION

The industry in which the Company competes is highly competitive. The principal methods of competition in the macaroni and cheese market include pricing, product quality and taste, brand advertising, trade and consumer promotions, packaging and the development of new products. The Company competes not only for consumer acceptance but also for shelf space in supermarkets and natural food stores and for the marketing focus by the Company's distributors, some of which also distribute other competing products. The Company competes in two primary classes of trade: (i) the mainstream supermarket trade, also known as the "mass markets" and (ii) the natural food trade. The macaroni and cheese category in the mass-market trade is highly competitive. The leading brand in the category is Kraft's Original Macaroni and Cheese Dinner (Kraft is owned by Philip Morris Companies, Inc.) which accounted for over 40% of the total dollar sales in the category in 1996 according to Information Resources Infoscan reports. In addition to the Kraft brand, the category is comprised of other products such as Golden Grain (The Quaker Oats Company), private label products (store brands), and several regional brands. Store brands are usually sold at prices well under the Company's products. Most of the companies that compete in the macaroni and cheese category are larger than Annie's and have significantly greater resources.

Management believes that the Company's products do not directly compete with these "value-priced" lines. The Company's products are positioned as a "premium" brand and viewed as a natural alternative to the low-priced, artificially flavored brands. Management believes its target customers are people who prefer to buy natural, better-tasting products and are willing to pay a premium for those products. The Company uses unique, brightly colored packaging to differentiate its products from competing brands, which tend to be very similar in graphical design.

The macaroni and cheese category is less competitive in natural food stores, which do not typically carry Kraft Macaroni and Cheese or Golden Grain. The Company competes in that market with other branded products as well as store brands based on quality and all natural ingredients. Several of these brands are also being offered by companies larger than the Company. There is less pricing competition within this segment, as natural, specialty and gourmet food stores typically sell products based on their quality and ingredients, not price.

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

PHILOSOPHY AND CORPORATE CULTURE

The Company understands that it has a responsibility to produce profits for its stockholders. However, in addition to its corporate responsibilities, the Company is committed to benefiting the community as a reward for its support. Since its inception, the Company has supported hundreds of non-profit and school groups that helped woman, children and the environment. Currently, Annie's Homegrown continues to support hundreds of non-profit groups through its Community Enrichment Program.

COMMUNITY ENRICHMENT PROGRAM

The Company's mission is to provide the highest quality all natural food products to its customers and to serve as an ethically, socially, and environmentally conscious business model for customers, other companies and the food industry. The Company promotes environmental efforts to minimize the consumption of resources and encourages individuals to make personal commitments to social and environmental causes. The Company also actively supports a variety of non-profit and school groups that help woman, children and the environment.

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

The Company also created and supports the Support American Volunteer Efforts (S.A.V.E.) awareness program. Each package of the Company's pasta products describes how individuals can help their community by volunteering. Consumers can receive a free brochure, which helps them express their support for volunteers as well as to identify local opportunities.

In January 1997, the Company entered into an agreement with the Free Willy-Keiko Foundation, Inc. (the "Foundation") concerning the use of the Foundation's mark, Keiko." The Foundation is a non-profit organization dedicated to the rescue, rehabilitation and attempt to return captive and stranded dolphins and whales to the wild. Under this agreement, the Company has used the Keiko trademarks in conjunction with the promotion and sale of Annie's Mild Cheddar macaroni and cheese dinners. The Company makes a royalty payment of 2.5% of its gross receipts attributable to the sale of products in connection with which it has used the rights of the Foundation to support its programs.

INTELLECTUAL PROPERTY RIGHTS

The Company seeks to protect the value of its trademarks, trade dress, copyrights and trade secrets through licensing and other means. It has the following registered trademarks in the United States: "Bernie-Rabbit of Approval," "Annie's," "Annie's Homegrown," "Annie's Pasta," and "Be Green." The Company also uses other trademarks and trade dress for which federal trademark registrations are now pending. The Company uses appropriate copyright notices with its packaging, promotional materials and other artwork. All of the Company's suppliers, have entered into confidentiality agreements with the Company, pursuant to which they have agreed to keep confidential and not use the Company's trade secrets, including its processes, formulae, ingredients and
recipes, except for the benefit of the Company.   The Company does not have any
patents. The Company believes that it is not infringing on the intellectual property rights of any third party, and it intends to take all necessary and appropriate action to protect against dilution, imitation of its products, packaging, promotional materials and other art work, and to defend such trademarks, copyrights, and trade secrets against such infringements.

In January 1997, the Company entered into an agreement with the Free Willy-Keiko Foundation, Inc. (the "Foundation") concerning the use of the Foundation's mark, Keiko." The Foundation is a non-profit organization dedicated to the rescue, rehabilitation and attempt to return captive and stranded dolphins and whales to the wild. Under this agreement, the Company has the right to use the Keiko trademarks in conjunction with the promotion and sale of Annie's prepackaged macaroni and cheese dinners. The Agreement continues until January 31, 2000. The Company makes a royalty payment of 2.5% of its gross receipts attributable to the sale of goods in connection with which it has used the rights of the Foundation to support its programs.

REGULATION

The production and marketing of the Company's products are subject to the rules and regulations of various federal, state, and local heath agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of the Company's products.

EMPLOYEES

As of March 31, 1998, the Company had twelve employees: three general management employees, two salespeople, three sales and marketing support, and four operations including financial management. The Company has never participated in a collective bargaining agreement. Management believes the relationship it has with its employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company leases 3,400 square feet at 395 Main Street, Wakefield, Massachusetts and leased 600 square feet of office space at 200 Gate Five Road, Suite 211, Sausalito, California. The Wakefield lease expires on May 31, 2003, The lease has a monthly base rent (which increases approximately 5% each year) plus an additional amount due for its portion of the real estate taxes and building expenses. The Sausalito lease expired on June 15, 1998. The Company believes that its properties are adequately covered by insurance.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders held on October 27, 1997, the Company's stockholders:

  (i) Elected the following persons as Directors of the Company to serve a one-year term:

                                 Total Vote For  Total Vote Withheld
                                 Each Director   From Each Director
                                 -----------------------------------
     Ann E. Withey                  3,373,973            1,500
     Andrew Martin                  3,373,123            2,350
     Deborah Churchill Luster       3,373,973            1,500
     Brady Bevis                    3,373,873            1,600
     Patrick DeTemple               3,374,023            1,450
     Paul Geffner                   3,374,073            1.400
     Kare Anderson                  3,373,873            1,600

     (ii) Ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1998. With respect to such matter, the votes were as following: 3,366,213 shares voted for the proposal, 1,050 shares voted against the proposal, and 8,210 shares abstained from voting on the proposal.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $.001 par value, is not listed on any public securities exchange and does not trade in any other public market.

The approximate number of record holders of the Company's Common Stock as of March 31, 1998 was 2,580. The Company has never paid a cash dividend with respect to its shares of the Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The Company has developed four premium macaroni and cheese dinners: Annie's Shells and Cheddar, Annie's Alfredo, Annie's Whole Wheat Shells and Cheddar, and Annie's Mild Mexican. During the quarter ending March 31, 1997, the Company introduced a new line of all natural pasta meals called Annie's One-Step. The One-Step meals combine different pasta shapes with five sauce recipes which provide the convenience and simplicity of one-step, one-pot cooking. During the fiscal year ended March 31, 1998, the Company introduced 4 more dinners including; Annie's Pizza Pasta, Annie's Mild White Cheddar, Annie's Family Size and Annie's Bunny ShaPe PaSTa & Yummy Cheese. The Company also has an agreement with a specialty retailer to provide a private label house brand using an all-natural white cheddar cheese formula together with elbow macaroni.

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

Using the Company's sales and marketing presentation, Liberty, through its food brokers, presents the Company's products to the supermarket or distributor buyer The key competitive factors in influencing a purchasing decision by the buyer include the product quality, packaging, sales history, profitability and
consumer demand.   If a buyer decides to accept the product, other issues such as the cost of acquiring shelf space (slotting fees) and the Company's specific commitments to marketing programs are negotiated. Introductory slotting fees and marketing programs often varies from customer to customer. Emphasizing the selling features of its products, the Company, through Liberty and its brokers, attempts to negotiate the lowest slotting cost. Slotting fees can take the form of cash payments and/or free product allowances. Utilizing both Liberty's and the brokers' knowledge regarding specific accounts, the Company tailors its introductory marketing program to each new account.

Under the Liberty Agreement , Liberty must distribute any new products that Annie's chooses to distribute through their channels unless Liberty has a preexisting non-compete provision with another vendor. The contract expires December 31, 1998 with automatic renewals scheduled on a year to year basis.

On July 31, 1997, RMFC Acquisition Corp, a wholly owned subsidiary of the Company, merged with Raw Materials Food Company ("RMFC"), with RMFC as the surviving corporation. This transaction allowed the Company to acquire all the outstanding shares of RMFC, a Colorado based whole food supplement company, for stock valued at $360,000 and paid acquisition costs. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of assets acquired, including goodwill, was $437,555, and the liabilities assumed totaled $52,610. Goodwill of $400,184 is being amortized over 20 years on the straight-line basis. The operating results of RMFC have been included in the consolidated statements of operations from the date of acquisition.

The Company's cost of sales consists of the cost of finished product shipped from a contract packer. The raw materials are purchased by the Company and shipped to the contract packer according to the specifications provided by the Company, which include the recipe, ingredients, graphics and packaging for the product. Then, the contract packer packages the raw materials into the appropriate boxes and cases according to orders specified by the Company. The products are shipped directly from the manufacturer via common carrier to either of two of Liberty's public warehouses located in New Jersey and California. The Company distributes its products through Liberty's distribution system to either the supermarket chains' central warehouses or to a distributor.

Selling expenses include the costs of product marketing, sales commissions, cost of product distribution and account management. Liberty retains brokers at the approval of the Company who present the Company's products to supermarket chains and distributors. The brokers work on a commission basis, generally 5% of net cash received. The Company negotiates, through the broker, the cost of acquiring shelf space (introductory slotting fees) as well as the continuing support needed for the product as indicated. Introductory slotting fees can take the form of cash payments and/or free product allowances.

The Company's sales strategy is to continue to expand its supermarket distribution nationally in addition to developing new and unique all-natural food products to sell to its existing customer base. The Company will benefit from greater trade relations due to Liberty's favorable position in the supermarket and natural food trade. Management believes its consolidated distribution with Liberty's other products will provide the Company greater access to key accounts in expansion markets as well as facilitate new product introductions into its existing customers. For the fiscal year ended December 31, 1996, no one customer accounted for more than 10% of the Company's net sales. For the fiscal year ended March 31, 1998, Liberty accounted for approximately 85% of the Company's net sales under the master distribution agreement.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations (see Financial Statements and related Notes) for the years indicated (the items for the year ended March 31, 1997 are proforma amounts and are unaudited). The proforma year ended March 31, 1997 amounts were calculated by adding the quarter ended March 31, 1997 and subtracting the quarter ended March 31, 1996 from the audited financial statements at December 31, 1996.

                                                YEARS ENDED MARCH 31,
                                               -----------------------
                                                  1997         1998
                                               -----------  ----------
     STATEMENTS OF OPERATIONS DATA:
     Net sales...............................      100.00%     100.00%
     Cost of sales...........................       57.74       58.13
     Gross profit............................       42.26       41.87
     Selling expenses........................       26.32       26.10
     General and administrative expenses.....       13.51       14.08
     Slotting fees...........................        3.41        0.95
     Compensation of outside directors.......        0.11        0.00
     Operating income (loss).................       (1.09)       0.74
     Interest expense and borrowing charges..        1.09        0.80
     Interest and other income...............        0.21        0.13
     Income tax expense......................        0.04        0.01
     Net income (loss).......................       (2.01)       0.06

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO PROFORMA FISCAL YEAR ENDED MARCH 31, 1997

NET SALES. Net sales increased by $1,440,388 or 26.91% from $5,351,789 in 1997 to $6,792,177 in 1998. The net sales increase was primarily a result of sales growth of existing products in existing stores (10.15%), new products (13.41%), and sales by RMFC (3.35%). In the natural food stores, the Company's original products are distributed nationally along with the new products being introduced on a national scale. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company has expanded its supermarket business into the Mid-Atlantic, the Rocky Mountain and Central U.S. regions.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 42.26% in 1997 to 41.87% in 1998. This decrease was primarily the result of the increase in dairy and wheat costs during 1998, offset by reduced raw material costs due to the Company's decision to purchase all its raw materials directly from suppliers and having the co-packers produce the product using these raw materials. This enabled the Company to achieve better pricing than purchasing the finished product from the co-packer where the co-packer provided the raw materials.

SELLING EXPENSES. Selling expenses increased by $364,655 or 25.89% from $1,408,563 in 1997 to $1,773,218 in 1998 and decreased as a percentage of net sales from 26.32% in 1997 to 26.10% in 1998. The increase in selling expenses reflected an increase in spending in marketing costs, including price reductions and trade show appearances, associated with the continued roll-out of the Company's new products in 1998. The Company maintained the same number of personnel to sell and support its products and customer base. Freight costs remained level due to efficiencies of larger customer orders and customers picking up orders despite the customer base expanding away from the Company's warehouses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $233,080 or 32.24% from $722,963 in 1997 to $956,043 in 1998 and increased as a percentage of net sales from 13.51% in 1997 to 14.08% in 1998. The increase in general and administrative expenses is primarily a result of increased spending in four areas: (i) increase in the management fee from Liberty Richter due to the increase in volume; (ii) increased insurance costs including Directors and Officer's Insurance; (iii) increased payroll costs offset by Officers' voluntary salary reduction of approximately $46,000 and related benefits; and (iv) increased costs on new product development.

SLOTTING FEES. Slotting expenses decreased by $118,167 or 64.74% from $182,518 in 1997 to $64,351 in 1998, and decreased as a percentage of net sales from 3.41% in 1997 to 0.95% in 1998. The decrease was due to the Company's decision to scale back purchasing additional shelf space at supermarkets, which requires paying introductory slotting fees as a result of insufficient working capital. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

COMPENSATION OF OUTSIDE DIRECTORS. In 1997, $6,000 in compensation for stock options granted in 1995 was recorded for the four outside directors of the Company. The Company pays no compensation for its directors who are also employees of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through the initial public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit from a financial institution and cash generated from operations. At March 31, 1998 and 1997, the Company had working capital of $443,796 and $576,992, respectively. The net decrease in working capital was primarily generated by a substantial reduction in advances from distributor, a reduction in accounts payable, an increase in other assets netted against a substantial reduction in inventory and an increase in borrowing under the line of credit.

Net cash used in operating activities for the year ended March 31, 1998 was $436,184, consisting primarily of a decrease in accounts payable and a substantial decrease in advances from distributor offset by a substantial decrease in inventory.

Net cash used in investing activities consisted of capital expenditures totaling $41,340 which related principally to the purchase of plates and dies for the new products as well as office equipment and $23,901 used for the acquisition of Raw Materials Food Company.

The Company negotiated a line of credit with a financial institution for $600,000, which closed on February 3, 1998 ("Line of Credit"). The Line of Credit is for a term of two years and is secured by all of the assets of the Company and guaranteed by the two largest stockholders of the Company. Also, the Company has initiated discussions with other parties for the purpose of raising additional capital.

The Company's primary capital needs are for developing new products to sell to its existing consumer base, purchase existing all natural brands, or expansion into national supermarket distribution. The Company is negotiating with the financial institution for a $300,000 increase in the Line of Credit. The Company anticipates that the funds available from the Line of Credit, together with funds generated from operations, will be sufficient to meet its liquidity needs for the next twelve months. However, the Company needs additional capital in the future to fully implement its business strategy as set forth herein. If such capital is unavailable either because of general market conditions or the results of the Company's operations, the Company will have to continue to scale back either its investments in new products, or its national supermarket expansion, or both.

OTHER MATTERS

In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information", which are effective for fiscal years beginning after December 15, 1997. The Company will comply with the required presentation of SFAS No. 130 in fiscal 1999 and is currently evaluating the effects of SFAS No. 131.

Management is aware of the potential software anomalies associated with the year 2000 date change. The Company has been evaluating the potential issues that need to be addressed in connection with its operations. A review of the Company's computer systems and software is largely complete and the Company is not aware at this time of any significant year 2000 issues in its own systems that will not be resolved prior to the year 2000. Formal communications have begun with Liberty, the Company's master distributor, to ensure that Liberty has appropriate plans in place to properly address the year 2000 issue. Based on preliminary information, costs of addressing the issue are not expected to have any material effect upon the Company's financial position, results of operations, or cash flows in future periods. The Company believes it has adequate plans in place to address the year 2000 issue. However, there can be no assurance that the systems of other companies, on which the Company's systems and operations rely, will be converted on a timely basis and will not have a material effect on the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-KSB) may contain statements which are not historical facts, so called "forward-looking statements", which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-KSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward-looking statements. In particular, statements made above in "Item 2. Description of Property" relating to the suitability of the Company's facilities and equipment for future operations and the availability of additional facilities and equipment in the future and in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of funds for the Company's working capital requirements during 1999 and the Company's expectation that future cash flow will continue to be provided from operations will have any significant impact on its business may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

SEASONALITY

The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially affect revenues and profitability, including: competitive pressure on selling prices and margins; cost of ingredients; transportation and distribution costs; timing of customer orders; timing and amount of slotting fees and capital expenditures: and the introduction of new products by the Company's competitors. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, operating results and stock price.

RELIANCE ON NEW PRODUCTS/NATIONAL EXPANSION STRATEGY

The Company's strategy is to expand its sales by developing new products to sell to its existing consumer base, purchase existing all natural brands, or purchasing shelf space (slotting fees) at major supermarket chains. The introductory slotting fees are required by most retailers and are fully expensed at the time of new product introductions. The Company must then implement marketing programs and promotions, as well as rely upon customers' perception of quality, value and approval of the Company's business philosophy and style, to generate sufficient initial and repeat sales, and to provide profit to the retailer. If that profitability is not demonstrated to the retailer's satisfaction, or if other products are considered more profitable to the retailer, the Company could lose its shelf space at certain retail markets following the trial period. In 1989, the Company lost one retailer after having paid introductory slotting fees. To date, the Company has lost only one other retailer for which it had acquired shelf space

COMPETITION

In the national market (consisting principally of sales to supermarket chains), the Company's products compete with nationally known brands, as well as other lesser known brands and private label store brands. Most of the other brands are sold at prices lower than the prices of the Company's products and are offered by companies which are larger than the Company and have greater financial and marketing resources. Private label store brands often are sold at prices substantially lower than the Company's products. In its other market segment (comprising natural and specialty food stores), the Company competes with other products based on taste, quality and choice of ingredients. Several of these brands are also offered by companies larger than the Company.

PRODUCT LIABILITY

Food products, including the Company's, are subject to certain hazards, such as contamination. The Company maintains product liability insurance, which may or may not be sufficient to pay any losses for which the Company could potentially be held liable. From inception through March 31, 1998, no product liability claims have been made against the Company.

LIMITED OPERATING HISTORY; LOSSES

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a very small profit or at a loss for its entire history and there can be no assurance of it ever achieving consistent profitability. Management expects to continue operating profitably as sales increase. However, future events, including management's ability to adjust to greater complexities, unanticipated expenses, increased price competition, interruptions of supplies, unfavorable economic conditions or decreased consumer demand for natural food products could have a material adverse effect on the Company's future operating results. There can be no assurance that future product sales will meet the Company's expectations or that the Company will be profitable in the future.

DEPENDENCE ON MASTER DISTRIBUTOR

In October 1996, the Company signed a master distribution agreement with Liberty Richter, Inc. ("Liberty"). The Liberty Agreement calls for Liberty to distribute all of the Company's products except for the private label and mail order lines in the continental United States. The Company will sell substantially all of it's the products to Liberty who in turn sells the products to its two main classes of trade: (i) supermarket chains and (ii) natural and specialty food stores. The Liberty Agreement expires on December 31, 1998 but automatically renews for a twelve months period unless terminated by September 15 of the then current year. Management also believes the Company will benefit from greater trade relations due to Liberty's favorable position in the supermarket and natural food trade. Management believes its consolidated distribution with Liberty's other products will provide the Company greater access to key accounts in expansion markets as well as facilitate new product introductions into its existing customers. The ability of the Company to achieve its operating plan will be largely dependent on the ability of Liberty to sell the Company's products and execute its business strategy. The loss or termination of the Liberty Agreement or the inability of Liberty to execute the Company's strategy may have a material adverse effect on the Company's business, results of operations, and financial condition.

DEPENDENCE ON SUPPLIERS AND PACKERS

The Company does not own a production facility. The Company's pasta products are produced according to the Company's specifications pursuant to certain supply contracts. The ingredients are packaged by packers, and shipped to the distributor's public warehouses via common carrier.

PRODUCT COSTS, RISK OF INTERRUPTIONS AND MARKET PRICE FLUCTUATIONS

The Company's operating results and financial condition may be adversely affected by market fluctuations in the cost of its raw materials, particularly wheat and cheese. Raw materials costs are determined by a constantly changing market over which the Company has no control. Cost fluctuations in the open market could increase the Company's product costs and adversely affect its operations. Interruptions in supplies of certain agricultural commodities to the Company's suppliers, or transportation to and from the suppliers, packers, distributors and customers, by natural disasters or other causes, could have a material adverse effect on the Company's success

DEPENDENCY ON FOUNDERS AND OTHER EMPLOYEES

The Company seeks to employ a minimum number of employees to limit operating costs. The loss of any key person or persons could affect the success of the Company unless and until new personnel could be hired and trained. The success of the Company is also dependent upon its ability to hire and retain its managers and executive officers. Competition for such personnel is intense, and there can be no assurance that the Company will be able to hire or retain such necessary management and executive personnel. Ann E. Withey, the Company's co-founder and Inspirational President, is particularly identified with the Company and its products. In addition, the Company has been largely dependent on the creativity, guidance, direction and efforts of Andrew M. Martin, the Company's co-founder and present Chairman of the Board of Directors. The Company has no employment agreements with either Ms. Withey or Mr. Martin, neither of whom presently devotes their full time efforts to the Company. The loss of the services of either Ms. Withey or Mr. Martin could have a material adverse effect on the Company. The Company maintains a key person life insurance policy on Mr. Martin for $1 million.

FUTURE CAPITAL NEEDS; ADDITIONAL FUTURE FUNDING

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a very small profit or at a loss for its entire history and there can be no assurance of it ever achieving consistent profitability. The Company had working capital at March 31, 1998 of $443,796. The Company may still require additional working capital in the future and there can be no assurance that such working capital will be available on acceptable terms, if at all. In addition, the Company needs additional capital in the future to fully implement its business strategy as set forth herein. If such capital is unavailable either because of general market conditions or the results of the Company's operations, the Company will have to continue to scale back either its investments in new products, or its national supermarket expansion, or both.

PROTECTION OF TRADEMARK RIGHTS

The Company's regards its trademarks, service marks, trade dress, trade secrets and other intellectual property, including without limitation, "Bernie Rabbit of Approval(R)", "Annie's(R)", "Annie's Homegrown(R)", "Annie's Pasta(R)", and "Be Green(R)", as material to the Company's success due to such property's name recognition with its customers. The Company's intellectual property is protected by common law, as well as by registration and contract. The Company intends to take action to protect against imitation of its products and to protect its intellectual property rights as necessary. Litigation, which could result in substantial cost to, and diversion of effort by, the Company, may be necessary to protect the Company's intellectual property rights or to determine the enforceability, scope and validity of the proprietary rights of others.

COMPANY DONATIONS MAY AFFECT GROWTH AND EXPANSION

The Company's philosophy includes a commitment to social and environmental responsibility as evidenced by support of community organizations through product give-a-ways and donations, as well as time and effort. The Company intends to donate a percentage of certain product proceeds to such organizations. No assurance can be given that these donations will not adversely affect the Company's growth and expansion plans

ITEM 7. FINANCIAL STATEMENTS

Please refer to pages F-1 through F-16
Independent Auditors' Report
Consolidated Balance Sheets at March 31 1998 and 1997
Consolidated Statements of Operations for the Year ended March 31, 1998, Three Months Ended March 31, 1997 and Year Ended December 31, 1996
Consolidated Statements of Stockholders' Equity for the Year ended March 31, 1998, Three Months Ended March 31, 1997 and Year Ended December 31, 1996 Consolidated Statements of Cash Flows for the Year ended March 31, 1998, Three Months Ended March 31, 1997 and Year Ended December 31, 1996
Notes to Consolidated Financial Statements at March 31 1998 and 1997 and December 31, 1996

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

NOTE: ITEMS 9 THROUGH 12 ARE INCORPORATED BY REFERENCE (INTO PART III OF THIS REPORT) TO THE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER MARCH 31, 1998.


ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS

     Exhibit Number                     Description
     --------------                     -----------

         ** 3.1       Certificate of incorporation, as amended
         ** 3.2       By-Laws, as amended
         ** 10.1      Lease agreement with Second Street Limited Partnership
                      dated December 19, 1994 for Chelsea, MA office
         ** 10.2      Lease agreement with Marin Freeholders dated August 31,
                      1995 for Sausalito, CA office
         ** 10.6      Distribution Agreement with Liberty Richter, Inc.
         ** 10.7      Employment Contract with Paul B. Nardone
         ** 10.8      Loan and Security Agreement dated as of February 3, 1998
                      between Fremont Financial Corporation and Annie's
                      Homegrown, Inc.
         ** 10.31     1990 Incentive Stock Option Plan
         ** 10.32     1996 Stock Plan
         ** 10.41     Loan Agreement and Security Agreement with Inventory
                      Addendum dated June 7, 1996 with Presidential Financial
                      Corporation of Massachusetts
         ** 10.42     Demand and Secured Promissory Note dated June 7, 1996
                      payable to Presidential Financial Corporation of
                      Massachusetts
          * 10.43     Lease agreement with Anthony C. Simboli dated February 3,
                      1998 for Wakefield, MA office
          * 10.44     Loan Agreement dated December 31, 1997 between Andrew M.
                      Martin and Annie's Homegrown, Inc.
          * 10.45     Stock Purchase and Loan Agreement dated October 1, 1997
                      between Andrew M. Martin and Annie's Homegrown, Inc.
          * 10.46     Amendment to Stock Purchase and Loan Agreement between
                      Andrew M. Martin and Annie's Homegrown, Inc. dated
                      December 31, 1997
          * 10.47     Stock Purchase and Loan Agreement dated October 1, 1997
                      between Ann E. Withey and Annie's Homegrown, Inc.
          * 10.48     Amendment to Stock Purchase and Loan Agreement between Ann
                      E. Withey and Annie's Homegrown, Inc. dated December 31,
                      1997
          * 10.49     Stock Purchase and Loan Agreement dated October 1, 1997
                      between Deborah Churchill and Annie's Homegrown, Inc.
          * 10.50     Pledge Agreement dated December 31, 1997 between Andrew
                      M. Martin and Annie's Homegrown, Inc.
         ** 11        Computation of Per Share Earnings
         ** 24.1      Power of Attorney (included on Signature Page of this
                      report)
          * 27.1      Financial Data Schedule

____________________

*   Filed herewith
** Previously filed as an Exhibit to the Company Registration statement on Form SB-2 (R6 No. 33-93982-L.A.) and incorporated herein by reference.
(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended March 31, 1998.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ANNIE'S HOMEGROWN, INC.
                                              Registrant



                                               /s/ Andrew Martin
                                              ------------------------
                                              Andrew Martin, Chairman
                                              Chairman, Chief Executive Officer

                                              June 29, 1998
                                              --------------------
                                              Date

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

  SIGNATURE                                  TITLE                                   DATE
  ---------                                  -----                                   ----
  /s/ Andrew M. Martin          Chairman, Chief Executive Officer               June 29, 1998
----------------------------
Andrew M. Martin                and Director (Principal Executive Officer)


 /s/  Ann E. Withey              Inspirational President & Director             June 29, 1998
----------------------------
Ann E. Withey


 /s/ Paul Nardone                President                                      June 29, 1998
----------------------------
Paul Nardone


 /s/ Deborah Churchill           Secretary & Director                           June 29, 1998
----------------------------
Deborah Churchill


 /s/ Neil Raiff                  Chief Financial Officer & Treasurer            June 29, 1998
----------------------------
Neil Raiff                       (Principal Financial and Accounting Officer)

 /s/ Brady Bevis                 Director                                       June 29, 1998
----------------------------
Brady Bevis


 /s/ Patrick DeTemple            Director                                       June 29, 1998
----------------------------
Patrick DeTemple

                        SUPPLEMENTAL INFORMATION TO BE
                     FURNISHED WITH REPORTS FILED PURSUANT
                       TO SECTION 15(d) OF THE EXCHANGE
                         ACT BY NON-REPORTING ISSUERS


No annual report or proxy material has been sent to the Issuer's security holders with respect to the year ended March 31, 1998. A copy of the Issuer's Annual Report to Stockholders for the fiscal year ended March 31, 1998 and the Issuer's Proxy Statement for the 1998 Special Meeting in Lieu of Annual Meeting of Stockholders will be furnished to stockholders and filed with the Securities and Exchange Commission on or about August 1, 1998.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Annie's Homegrown, Inc.:


We have audited the accompanying consolidated balance sheets of Annie's Homegrown, Inc. as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996, for the three months ended March 31, 1997, and for the year ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annie's Homegrown, Inc. at March 31, 1997 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1996, for the three months ended March 31, 1997, and for the year ended March 31, 1998, in conformity with generally accepted accounting principles.

                                                      /s/ KPMG Peat Markwick LLP
                                                      --------------------------
                                                      KPMG Peat Marwick LLP

Boston, Massachusetts
May 26, 1998

                            ANNIE'S HOMEGROWN, INC.

                          Consolidated Balance Sheets

                                                                   March 31,   March 31,
                     ASSETS                                          1997        1998
                                                                  ----------  ----------
Current assets:
 Cash and cash equivalents                                       $  484,196     249,669
 Accounts receivable:
   Trade (note 10)                                                   67,901      67,174
   Related parties (note 5)                                          40,323      20,541
 Inventory                                                        1,162,391     820,855
 Other assets                                                             -      84,896
                                                                 ----------   ---------
           Total current assets                                   1,754,811   1,243,135
                                                                 ----------   ---------

Office equipment, plates and dies                                    85,642     129,129
Accumulated depreciation                                            (39,964)    (58,980)
                                                                 ----------   ---------
           Office equipment, plates and dies, net                    45,678      70,149
                                                                 ----------   ---------

Due from officer (note 5)                                            75,000      75,000
Goodwill, net                                                             -     386,848
Other assets                                                         26,809     112,656
                                                                 ----------   ---------

           Total assets                                          $1,902,298   1,887,788
                                                                 ==========   =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable (note 6)                                          $    7,500     279,398
 Accounts payable, trade (note 11)                                  621,065     431,542
 Accrued expenses (note 7)                                           79,996      47,805
 Advances from distributor                                          424,224       6,476
 Due to employees                                                    45,034      34,118
                                                                 ----------   ---------
           Total current liabilities                              1,177,819     799,339
                                                                 ----------   ---------

Commitments (note 8)

Stockholders' equity (note 9):
 Common stock, $.001 par value.  Authorized 10,000,000
   shares; issued 4,368,801 shares and 4,660,074
   shares at March 31, 1997 and 1998, respectively                    4,369       4,660
 Additional paid-in capital                                       1,761,932   2,306,659
 Accumulated deficit                                               (950,072)   (946,102)
 Note receivable stockholders                                        (1,750)   (186,768)
 Treasury stock; 111,906 common shares at cost                      (90,000)    (90,000)
                                                                 ----------   ---------
           Total stockholders' equity                               724,479   1,088,449
                                                                 ----------   ---------

           Total liabilities and stockholders' equity     $       1,902,298   1,887,788
                                                                 ==========   =========

See accompanying notes to consolidated financial statements.

                            ANNIE'S HOMEGROWN, INC.

                     Consolidated Statements of Operations

                                                                                  Three months
                                                                     Year ended       ended      Year ended
                                                                     December 31,   March 31,     March 31,
                                                                        1996          1997          1998
                                                                      ---------      ---------   ----------
Net sales (note 10)                                                  $4,811,762     $1,948,510   $6,792,177
Cost of sales                                                         2,784,902      1,193,518    3,948,084
                                                                      ---------      ---------   ----------
         Gross profit                                                 2,026,860        754,992    2,844,093
                                                                      ---------      ---------   ----------

Operating expenses:
 Selling                                                              1,344,084        469,829    1,773,218
 General and administrative                                             673,694        236,327      956,043
 Slotting fees                                                          227,403         12,842       64,351
 Compensation of outside directors                                       15,000              -            -
                                                                      ---------      ---------   ----------
         Total operating expenses                                     2,260,181        718,998    2,793,612
                                                                      ---------      ---------   ----------

         Operating (loss) income                                       (233,321)        35,994       50,481

Other (expense) income:
 Interest expense and borrowing charges (note 6)                        (50,952)       (18,582)     (54,334)
 Interest and other income                                                8,201          3,798        8,967
                                                                      ---------      ---------   ----------

         (Loss) income before income tax expense                       (276,072)        21,210        5,114

Income tax expense (note 4)                                               3,286          1,050        1,144
                                                                     ----------     ----------   ----------

         Net (loss) income                                           $ (279,358)    $   20,160   $    3,970
                                                                     ==========     ==========   ==========

(Loss) earnings per common share:
 Basic                                                                  $ (.067)        $ .005       $ .001
 Diluted                                                                $ (.067)        $ .004       $ .001

Weighted average number of shares used in computation
 of per share data:
   Basic                                                             $4,180,910     $4,256,895   $4,412,532
   Diluted                                                           $4,180,910     $4,993,003   $4,661,146

See accompanying notes to consolidated financial statements.

                            ANNIE'S HOMEGROWN, INC.

                Consolidated Statements of Stockholders' Equity

        Year ended December 31, 1996, three months ended March 31, 1997 and year ended March 31, 1998

                                 Common stock         Additional                        Note          Deferred
                             --------------------       paid-in    Accumulated      receivable-   compensation
                              Shares       Amount       capital        deficit      stockholder      directors
                             ---------     ------     -----------     ---------     ------------     ----------
Balance at December 31,
 1995                        4,178,211  $   4,178  $     726,518   $  (690,874)  $       (1,750)  $    (15,000)

 Issuance of common stock
  upon public offering         190,590        191      1,134,457             -                -              -

 Public offering costs               -          -        (99,043)            -                -              -

 Amortization of deferred
   compensation of
    directors                        -          -              -             -                -         15,000

 Net loss                            -                         -      (279,358)               -              -
                             ---------                ----------      --------         --------      ---------
Balance at December 31,
 1996                        4,368,801      4,369      1,761,932      (970,232)          (1,750)             -

 Net income                          -          -              -        20,160                -              -
                             ---------      -----     ----------      --------         --------      ---------
Balance at March 31, 1997    4,368,801      4,369      1,761,932      (950,072)          (1,750)             -

 Exercise of stock options     231,273        231        184,787             -         (185,018)             -

 Shares issued in
  connection with
   purchase of subsidiary       60,000         60        359,940             -                -              -

 Net income                          -          -              -         3,970                -              -
                             ---------      -----     ----------      --------         --------      ---------
Balance at March 31, 1998    4,660,074  $   4,660  $   2,306,659   $  (946,102)        (186,768)             -
                             =========      =====     ==========      ========         ========      =========

                                    Treasury Stock
                                 --------------------    Stockholders'
                                 Shares       Amount        equity
                                 -------     --------    ------------
Balance at December 31,
 1995                            111,906  $  (90,000)  $    (66,928)

 Issuance of common stock
  upon public offering                 -           -      1,134,648

 Public offering costs                 -           -        (99,043)

 Amortization of deferred
   compensation of
    directors                          -           -         15,000

 Net loss                              -           -       (279,358)
                                 -------     -------      ---------
Balance at December 31,
 1996                            111,906     (90,000)       704,319

 Net income                            -           -         20,160
                                 -------     -------      ---------
Balance at March 31, 1997        111,906     (90,000)       724,479

 Exercise of stock options             -           -              -

 Shares issued in
  connection with
   purchase of subsidiary              -           -        360,000

 Net income                            -           -          3,970
                                 -------     -------      ---------
Balance at March 31, 1998        111,906     (90,000)  $  1,088,449
                                 =======     =======      =========

See accompanying notes to consolidated financial statements.

                            ANNIE'S HOMEGROWN, INC.

                     Consolidated Statements of Cash Flows


                                                                                            Three months
                                                                              Year ended        ended      Year ended
                                                                             December 31,     March 31,     March 31,
                                                                                 1996           1997          1998
                                                                             -------------  -------------  -----------

Cash flows from operating activities:
 Net (loss) income                                                             $ (279,358)     $  20,160    $   3,970
 Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Depreciation and amortization                                                 11,173          4,500       31,336
     Outside directors compensation                                                15,000              -            -
     Changes in:
       Accounts receivable - trade                                                118,597         18,195        5,995
       Accounts receivable - related parties                                      (76,937)        57,367       19,782
       Inventory                                                                 (828,346)        71,719      355,528
       Other assets                                                               (11,992)         4,836     (154,807)
       Accounts payable - trade                                                   425,971       (396,565)    (236,710)
       Advances from distributor                                                  535,068       (110,844)    (417,748)
       Accrued expenses                                                           (74,530)       (25,057)     (32,614)
       Due to employees                                                            (5,053)           373      (10,916)
                                                                               ----------      ---------    ---------
               Net cash used in operating activities                             (170,407)      (355,316)    (436,184)
                                                                               ----------      ---------    ---------

Cash flows from investing activities:
 Purchase of office equipment, plates and dies                                    (18,044)       (10,976)     (41,340)
 Acquisition of business, net of cash acquired                                          -              -      (23,901)
                                                                               ----------      ---------    ---------
               Net cash used in investing activity                                (18,044)       (10,976)     (65,241)
                                                                               ----------      ---------    ---------

Cash flows from financing activities:
 Net (repayment of) proceeds from notes payable                                   (22,115)       (10,014)     266,898
 Issuance of common stock and exercise of stock options, net                    1,035,605              -            -
                                                                               ----------      ---------    ---------
               Net cash provided by (used in)
                 financing activities                                           1,013,490        (10,014)     266,898
                                                                               ----------      ---------    ---------

Net increase (decrease) in cash and cash equivalents                              825,039       (376,306)    (234,527)

Cash and cash equivalents, beginning of year                                       35,463        860,502      484,196
                                                                               ----------      ---------    ---------

Cash and cash equivalents, end of year                                         $  860,502      $ 484,196    $ 249,669
                                                                               ==========      =========    =========

Supplemental disclosures of cash flow information:
 Cash paid for interest                                                        $    5,990      $  18,582    $  35,336
                                                                               ==========      =========    =========
 Cash paid for income taxes                                                    $    3,286      $   1,050    $   1,144
                                                                               ==========      =========    =========

Supplemental disclosure of noncash activities:
 Compensation expense recorded for issuance of common stock
 and stock options to four outside directors                                   $   15,000      $       -    $       -
                                                                               ==========      =========    =========

 Common stock issued in exchange for acquired business                         $        -      $       -    $ 360,000
                                                                               ==========      =========    =========

 Note receivable received for exercise of stock options                        $        -      $       -    $ 185,018
                                                                               ==========      =========    =========

See accompanying notes to consolidated financial statements.

                            ANNIE'S HOMEGROWN, INC.

                   Notes to Consolidated Financial Statements

              December 31, 1996, March 31, 1997 and March 31, 1998


(1) DESCRIPTION OF BUSINESS

   Annie's Homegrown, Inc. (the "Company") is engaged in the manufacture, marketing and sale of premium all natural macaroni and cheese dinners, all natural pasta meals and other natural food products.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (A)  PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements for the year ended March 31, 1998 include the accounts of Annie's Homegrown Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

   (B)  CHANGE IN FISCAL YEAR

   Effective April 1, 1997, the Company elected to change its fiscal year end from December 31 to March 31. The results of operations and cash flows for the three months ended March 31, 1997 are not necessarily indicative of results that would be expected for a full year.

   (C)  CASH AND CASH EQUIVALENTS

   For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

   (D)  REVENUE RECOGNITION

   Most of the Company's sales are made to Liberty Richter, Inc. ("Liberty" or "distributor") under contract terms allowing certain rights of return on unsold product held by Liberty. The contract calls for Liberty to pay the Company based on terms relating to the receipt of the company's products by Liberty. The Company defers recognition of such sales until the product is sold by Liberty to its two main classes of trade; supermarket chains and natural and specialty food stores. Accordingly, if Liberty pays the Company before Liberty sells to a third party, the Company records an advance from distributor. If Liberty sells product to a third party before it pays the Company, the Company records a receivable from distributor.

   (E)  INVENTORIES

   Inventories are valued at the lower of average cost, using the first-in, first-out (FIFO) method, or market.

                            ANNIE'S HOMEGROWN, INC.

(2), CONTINUED

   (F) OFFICE EQUIPMENT, PLATES AND DIES

   Office equipment, plates and dies are recorded at cost. The cost of office equipment, plates and dies is depreciated using accelerated depreciation methods over the estimated useful lives of the related assets, generally five to seven years.

   (G)  GOODWILL

   Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with purchase business combinations. Goodwill is amortized using the straight-line method over 20 years.

   The Company evaluates impairment of intangible and other long-term assets annually, or more frequently if events or changes in circumstances indicate that carrying amounts may not longer be recoverable. Recoverability of intangible assets is determined based upon the excess of carrying amounts over expected future cash flows (undiscounted) of the underlying business or product line. The assessment of the recoverability of intangible assets will be impacted if estimated future cash flows are not achieved.

   (H)  INCOME TAXES

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax asset will not be recognized.

   (I)  SLOTTING FEES

   Introductory slotting fees paid as required by most retailers for the acquisition of shelf space at supermarkets are fully expensed at the time of new product introduction.

                            ANNIE'S HOMEGROWN, INC.

(2), CONTINUED

   (J)  EARNINGS PER COMMON SHARE

   During 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share. Under the provisions of SFAS 128, basic earnings per share replaces primary earnings per share and the dilutive effective of stock options and warrants are excluded from the calculation. Fully diluted earnings per share are replaced by diluted earnings per share and include the dilutive effect of stock options and warrants, using the treasury stock method. All prior period earnings per share data have been restated to conform to the requirements of SFAS 128.

   A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings (loss) per share is as follows:

                                                            Three
                                                           months      Year
                                             Year ended     ended      ended
                                            December 31,  March 31,  March 31,
                                                1996        1997       1998
                                            ------------  ---------  ---------

       Weighted average shares (basic)         4,180,910  4,256,895  4,412,532

       Effect of dilutive stock options                -    736,108    248,614

       Weighted average shares (diluted)       4,180,910  4,993,003  4,661,146

   The net income used in the calculation for basic and diluted earnings per share calculations agrees with the net income appearing in the financial statements.

   For the year ended December 31, 1996, net loss per share, assuming full dilution of stock options, was considered to be the same as basic since the effect of stock options would have been antidilutive.

   (K)  USE OF ESTIMATES

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

   (L) FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments.

                            ANNIE'S HOMEGROWN, INC.

(2), CONTINUED

   (M)  STOCK OPTION PLAN

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

   (N) RECENT ACCOUNTING PRONOUNCEMENTS

   The Financial Accounting Standards Board recently issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for periods ending after December 15, 1997. The Company is in compliance with this standard.

   The Financial Accounting Standards Board recently issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company will comply with the required presentation in fiscal 1999.

   The Financial Accounting Standards Board recently issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for reporting operating segments of publicly traded business enterprises in annual and interim financial statements and requires that those enterprises report selected information about operating segments. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business, but retains the requirement to report information about major customers. This statement is effective for financial statements for fiscal years beginning after December 15, 1997 and requires that comparative information for earlier years be restated. The Company has not yet determined what impact, if any, this standard will have on its financial statement presentation.

                            ANNIE'S HOMEGROWN, INC.

(2), CONTINUED

   The Financial Accounting Standards Board recently issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement standardizes disclosure requirements for pensions and other postretirement benefits, and is effective for fiscal years beginning after December 15, 1997. This statement does not apply to the Company as the Company does not currently sponsor any defined benefit plans.


(3)  ACQUISITION OF WHOLLY OWNED SUBSIDIARY

   On July 31, 1997, RMFC Acquisition Corp., a wholly owned subsidiary of the Company, merged with Raw Materials Food Company ("Raw Materials"), with Raw Materials as the surviving corporation. This transaction allowed the Company to acquire all the outstanding shares of Raw Materials, a Colorado-based whole food supplement company, for stock valued at $360,000 and paid acquisition costs.

   The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of assets acquired, including goodwill, was $437,555, and liabilities assumed totaled $52,610. Goodwill of $400,184 is being amortized over 20 years on the straight-line basis and amounted to $13,336 for the period ended March 31, 1998.

   The operating results of Raw Materials have been included in the consolidated statements of operations from the date of acquisition. Pro forma combined results of operations of the Company and Raw Materials on the basis that the acquisition had taken place on January 1, 1996 are not presented since the effect is not material.


(4)  INCOME TAXES

   Income tax expense consists of state taxes of $3,286, $1,050 and $1,144 in 1996, 1997 and 1998, respectively.

   As of March 31, 1998, the Company had the following net operating loss carryforwards for tax purposes:

          Federal                            $894,341
                                             ========

          State                              $796,129
                                             ========

                            ANNIE'S HOMEGROWN, INC.

(4), CONTINUED

   These net operating loss carryforwards are available to offset future federal/state taxable income through 2012. The Company also has alternative minimum tax net operating loss carryforwards of $707,523 as of March 31, 1998, which are available to reduce future federal alternative minimum taxable income through 2012. Pursuant to Section 382 of the Internal Revenue Code, if there is a change in stock ownership of the Company exceeding 50% during a three-year period, the utilization of the Company's net operating loss carryforwards may be limited. The provision for income taxes differs from the amounts computed by applying the lowest federal statutory rate (15%) to pre-tax income (loss) due to the following:

                                                                Three months
                                                  Year ended        ended      Year ended
                                                 December 31,     March 31,     March 31,
                                                       1996         1997          1998
                                                 ------------   ------------  -----------

   Federal income tax (benefit) expense
     at statutory rate                           $(41,410)       $ 3,181        $      767
   State income taxes, net of federal benefit       2,793          1,485               358
   Change in federal valuation allowance           39,253         (4,353)          (2,825)
   Other                                            2,650            737             2,844
                                                 --------        -------        ----------
             Actual income tax expense           $  3,286        $ 1,050        $    1,144
                                                 ========        =======        ==========

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets are presented below:

                                                        March 31,     March 31,
                                                          1997           1998
                                                         ---------   ---------
   Deferred tax assets:
     Net operating loss carryforward                     $ 163,410   $ 204,211
     Deferred revenue                                       34,417         324
     Payroll expense, due to accrual for financial
       reporting purposes                                   15,973       6,440
                                                         ---------   ---------
                                                           213,800     210,975
   Valuation allowance                                    (213,800)   (210,975)
                                                         ---------   ---------
   Deferred tax liabilities                                      -           -
                                                         ---------   ---------
     Net deferred tax asset                              $       -   $       -
                                                         =========   =========

   The total federal and state valuation allowance was $213,800 and $210,975 at March 31, 1997 and 1998, respectively.

                            ANNIE'S HOMEGROWN, INC.

(5)  RELATED PARTY TRANSACTIONS

   Amounts due from related parties consist of:

                         March 31,  March 31,
                           1997       1998
                         ---------  ---------

Due from officer          $ 75,000     75,000
Other related parties       40,323     20,541
                           -------    -------

                          $115,323     95,541
                          ========    =======

   Due from officer is evidenced by a promissory note secured by 25,000 shares of Company common stock. The note earns interest at an annual rate of 6%.

   The balance due from other related parties at March 31, 1997 and 1998 included $9,484 and $20,541 representing advances to an officer of the Company.


(6)       NOTES PAYABLE

          Notes payable consist of:

                                                    March 31,  March 31,
                                                         1997       1998
                                                    ---------  ---------
   (a)  Notes payable - financial institution          $    -   $279,398
   (b)  Notes payable - officer                         7,500          -
                                                       ------   --------

                                                       $7,500   $279,398
                                                       ======   ========

   (a) The line of credit agreement for $600,000 was signed on February 3, 1998. This line of credit with a financial institution is for a term of two years and allows for borrowing of 75% or 90% of certain categories of the Company's accounts receivables with interest at the "Prime Rate" as published by the Wall Street Journal plus 3% (11.5% at March 31, 1998). The financial institution also charges an annual facility fee of $6,000. The line of credit calls for minimum monthly interest payments based on borrowings of $400,000. The line of credit is secured by all of the assets of the Company and guaranteed by the two largest stockholders of the Company.

   (b) The $7,500 demand note payable to an officer of the Company bore interest at 11% and was repaid during fiscal 1998.

                            ANNIE'S HOMEGROWN, INC.

(7)  ACCRUED EXPENSES

   Accrued expenses consist of:

                                    March 31, March 31,
                                       1997       1998
                                     ------  ---------

   Compensation                     $67,031    $40,049
   Other                             12,965      7,756
                                    -------    -------
                                    $79,996    $47,805
                                    =======    =======

(8)  LEASES

   The Company leases office space under operating leases that expire through 2003.

   A schedule of future minimum lease payments under noncancelable leases is as follows:

                      Year ending
                       March 31,                      Total
                      -----------                     ------

                        1999                         $ 34,153
                        2000                           35,558
                        2001                           37,262
                        2002                           38,955
                        2003                           40,658
                        Thereafter                      9,600
                                                     --------
                                                     $196,186
                                                     ========

   Total net expense on operating leases amounted to $24,775, $7,373 and $38,676 for the year ended December 31, 1996, for the three months ended March 31, 1997, and for the year ended March 31, 1998, respectively.


(9)       STOCKHOLDERS' EQUITY

   On August 22, 1995, the Company filed an effective Registration Statement offering for sale 600,000 shares of common stock. The offering was made directly by the Company and was closed on July 31, 1996. The Company sold 256,895 shares of common stock under the offering for gross proceeds of $1,532,478. Expenses related to the offering totaled $310,937.

                            ANNIE'S HOMEGROWN, INC.

(9), CONTINUED

   The Company maintains a 1990 stock option plan which permits the Company to grant stock options to key employees and certain non-employees. The Board of Directors administers the plan, selects individuals to whom options will be granted, and determines the number of shares and the exercise price of each option. All options granted under the plan are exercisable upon the date of grant, expire five years from the date of grant, and have certain transfer restrictions. As of March 31, 1998, options to purchase 406,982 shares were outstanding at exercise prices per share ranging from $1.01 to $5.90, and 12,338 shares were available for future grants.

   During the year ended March 31, 1998, three officers of the Company exercised stock options for 231,273 shares in exchange for full recourse promissory notes in the amount of $185,018 bearing interest at 6-3/4%. The notes are collateralized by the stock issued upon the exercise of the options.

   The principal balance of the notes plus interest thereon will be forgiven at a rate of 20% per year as long as the officers continue to be employed by the Company.

   In October 1996, the Company adopted the 1996 stock plan. Under this plan, the Company has authorized 200,000 shares to be granted as stock options to officers, employees, directors and consultants. The Board of Directors administers the plan, selects individuals to whom options will be granted, determines the number of shares, the exercise price of each option and the term of the options. At March 31, 1998, no options were issued under this plan.

   A summary of changes in common stock options is as follows:

                                                      Weighted
                                                      average
                                        Number    exercise price
                                       of shares     per share
                                       ---------  --------------

   Outstanding at December 31, 1995      997,519   $   1.57
                                         -------

   Outstanding at December 31, 1996      997,519       1.57
                                         -------

   Outstanding at March 31, 1997         997,519       1.57
                                         -------

     Options granted                           -          -

     Options exercised                   231,273        .80

     Options expired/canceled            359,264       1.21
                                         -------

   Outstanding at March 31, 1998         406,982   $   2.33
                                         =======

                            ANNIE'S HOMEGROWN, INC.

(9), CONTINUED

   The following table summarizes information about fixed stock options outstanding at March 31, 1998:

                                    Options Outstanding and Exercisable
                           -----------------------------------------------------
                                                    Weighted
                                  Number            average          Weighted
         Range of               outstanding        remaining         average
      exercise prices        at March 31, 1998  contractual life  exercise price
      ---------------        -----------------  ----------------  --------------
          $1.01                    286,894          9 months       $   1.01
     $ 5.10 to 5.90                120,088             19              5.51
                                   -------
     $ 1.01 to 5.90                406,982                         $   2.33
                                   =======

   The Company applies APB Opinion No. 25 and related interpretations for its stock option plan. Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's net (loss) income and (loss) income per share would not have changed.


(10)  CONCENTRATION OF CREDIT RISK

   For the year ended December 31, 1996, no one customer accounted for more than 10% of net sales. The Company's top ten customers accounted for approximately 51% of net sales for the year ended December 31, 1996. For the three months ended March 31, 1997 and the year ended March 31, 1998, Liberty, under the master distribution agreement, accounted for approximately 83% and 85% of net sales, respectively.

   Two customers accounted for 70% of accounts receivable at March 31, 1997 and three customers accounted for 45% of accounts receivable at March 31, 1998.


(11)  SUPPLIER/SOURCES OF SUPPLY

   Two vendors accounted for 30% and 40% of accounts payable at March 31, 1997 and 1998, respectively.


(12)  DISTRIBUTION AGREEMENT

   In October 1996, the Company signed a master distribution agreement with Liberty. The agreement calls for Liberty to distribute all of the Company's products except for the private label and mail order lines in the continental United States. The Company sells the products to Liberty who in turn sells the products to supermarket chains, and natural and specialty food stores. Liberty has two warehouses, one located in New Jersey and the other located in California.

                            ANNIE'S HOMEGROWN, INC.

(12), CONTINUED

   Liberty distributes and sells the Company's products within the territory utilizing its own sales force and sub distributors that they maintain. In addition, Liberty provides other services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and trade show participation. All promotions and slotting presentations as well as sub distributors and brokers are subject to the Company's approval.

   Under the Liberty Agreement, Liberty must distribute any new products that the Company chooses to distribute through their channels unless Liberty has a pre-existing non compete provision with another vendor. The current contract expires December 31, 1998 with automatic renewals scheduled on a year-to-year basis.