Form 10QSB
period 1998-06-30
ANNIES HOMEGROWN INC
filed 1998-08-13
CIK 890818

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ____________

                      Commission file number: 33-93982-LA

                            ANNIE'S HOMEGROWN, INC.
                            ----------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                       06-1258214
           --------                                       ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                      Identification No.)

                                395 Main Street
                              Wakefield, MA 01880
                              -------------------
                    (Address of Principal Executive Offices)

                                 781-224-1172
                                 ------------
               (Issuer's Telephone Number, Including Area Code)

                                      NONE
                                      ----
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No
               ---

As of July 31, 1998, there were issued and outstanding 4,548,168 shares of the issuer's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                -----     -----

                            ANNIE'S HOMEGROWN, INC.

                                     INDEX


                                                               Page No.
                                                               --------

                        Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

     Consolidated Balance Sheet as of
          June 30, 1998 (unaudited)                                3

     Consolidated Statements of Operations for the Three
          Months Ended June 30, 1998 and 1997 (unaudited)          4

     Consolidated Statements of Cash Flows for the
          Three Months Ended June 30, 1998 and 1997 (unaudited)    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation                       6-9

                         Part II     Other Information

Item 6.   Exhibits and Reports on Form 8-K                        10

          Signatures                                              10

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                            ANNIE'S HOMEGROWN, INC.
                          Consolidated Balance Sheet
                                   Unaudited
                                 June 30, 1998
                                 -------------


                          Assets
Current assets
 Cash and cash equivalents                        $  114,327
 Accounts receivable
  Trade                                               58,327
  Related parties                                     25,524
 Inventory                                           852,769
 Other current assets                                 23,070
                                                  ----------

    Total current assets                           1,074,017

Office equipment                                     142,934
Accumulated depreciation                             (63,480)
                                                  ----------
    Office equipment, net                             79,454

Due from officer                                      75,000
Goodwill, net of amortization                        381,847
Other assets                                         110,176
                                                  ----------

    Total assets                                  $1,720,494
                                                  ==========

          Liabilities and Stockholders' Equity

Current liabilities
 Notes payable                                    $  123,107
 Accounts payable, trade                             530,846
 Advances from distributor                           179,183
 Accrued expenses                                      9,254
 Due to employees                                     30,917
                                                  ----------
   Total current liabilities                         873,307

Commitments

Stockholders' equity
 Common stock, $.001 par value.
  Authorized 10,000,000 shares
  issued 4,660,074 shares                              4,660
 Additional paid in capital                        2,306,659
 Accumulated deficit                              (1,187,364)
 Notes receivable stockholders                      (186,768)
 Treasury stock, 111,906 common shares at cost       (90,000)
                                                  ----------
   Total stockholders equity                         847,187

   Total liabilities and stockholders' equity     $1,720,494
                                                  ==========

                            ANNIE'S HOMEGROWN, INC.
                     Consolidated Statements of Operations
                                   Unaudited

                                               Three months ended
                                                     June 30,
                                           --------------------------
                                              1997            1998
                                           ----------      ----------

Net sales                                  $1,102,185      $1,220,165

Cost of sales                                 699,497         708,569
                                           ----------      ----------

          Gross profit                        402,688         511,596

Operating expenses:
     Selling                                  309,342         355,231
     General and administrative               211,633         324,967
     Slotting fees                             40,092          40,222
                                           ----------      ----------

          Total operating expenses            561,067         720,420
                                           ----------      ----------

          Operating income (loss)            (158,379)       (208,824)

Other income (loss)
     Interest expense and other charges       (13,287)        (33,607)
     Interest and other income                  1,909           2,288
                                           ----------      ----------

          Income (loss) before income tax    (169,757)       (240,143)

Income tax expense                                250           1,119
                                           ----------      ----------

          Net income (loss)                $ (170,007)     $ (241,262)
                                           ==========      ==========

Weighted average common
  shares outstanding (in 000's):
     Basic                                      4,257           4,485
     Diluted                                    4,257           4,485

Net income (loss) per share:
     Basic                                       (.04)           (.05)
     Diluted                                     (.04)           (.05)

                            ANNIE'S HOMEGROWN, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                          Three months ended
                                                               June 30,
                                                      -------------------------
                                                         1997            1998
                                                      ----------     ----------
Cash flows from operating activities:
 Net income (loss)                                     $(170,007)     $(241,262)
 Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
   Depreciation and amortization                           4,500         10,701
   Changes in
     Accounts receivable, trade                           12,114          8,847
     Affiliate accounts, net                               4,649         (4,983)
     Inventory                                           118,190        (31,914)
     Other assets                                        (20,174)        63,106
     Accounts payable, trade                             (71,123)        99,304
     Accrued expenses                                    (33,951)       (38,551)
     Advances from distributor                           (73,536)       172,707
     Due to employees                                     (1,095)        (3,201)
                                                       ---------      ---------
      Net cash (used in) provided by
      operating activities                              (230,433)        34,754

Cash flows from investing activities:
   Purchases of equipment                                 (5,426)       (13,805)
                                                       ---------      ---------
      Net cash (used in) investing activities             (5,426)       (13,805)

Cash flows from financing activities:
  Repayment of notes payable                              (7,500)      (156,291)
                                                       ---------      ---------
      Net cash (used in) financing
       activities                                         (7,500)      (156,291)

Net (decrease) in cash and cash equivalents             (243,359)      (135,342)
Cash and cash equivalents, beginning of period           484,196        249,669
                                                       ---------      ---------
Cash and cash equivalents, end of period               $ 240,837      $ 114,327
                                                       =========      =========

Supplemental disclosure of cash flow information
  Cash paid for interest                               $  13,287      $  33,607
                                                       =========      =========
  Cash paid for income taxes                           $     250      $   1,119
                                                       =========      =========

ANNIE'S HOMEGROWN, INC. NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 1998, its results of operations for the three month periods ended June 30, 1998 and 1997, and its cash flows for the three month periods ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, on file with the Securities and Exchange Commission.

NOTE 2--EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted income/(loss) per common share of the Company's reported net income/(loss) is as follows (in thousands except per share data):


Three Months Ended               Net     Weighted Average      Per Share
   June 30, 1997                 Loss        Shares               Data
------------------
Basic loss per common share      $(170)      4,257              $(.04)
Stock options                      ---         ---                ---
Diluted loss per common share    $(170)      4,257*             $(.04)

*For the quarter ended June 30, 1997, stock options for shares of common stock totaling 733 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

Three Months Ended               Net     Weighted Average      Per Share
   June 30, 1998                 Loss        Shares               Data
------------------
Basic loss per common share      $(241)      4,485              $(.05)
Stock options                      ---         ---                ---
Diluted loss per common share    $(241)      4,485*             $(.05)

*For the quarter ended June 30, 1998, stock options for shares of common stock totaling 249 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                                   OVERVIEW

Annie's Homegrown, Inc. sells premium totally natural pasta products to the natural food, specialty food and supermarket trades. The pasta products include eight macaroni and cheese dinners under the Annie's brand name, two canned pasta meals under the brand names Bernio's and All-Stars and five Annie's One-Step pasta dinners which combine different pasta shapes with five sauce recipes and provide the convenience of one-step, one-pot cooking. The Company also has an agreement with a specialty retailer to provide a private label house brand using the Company's premium all natural white cheddar cheese formula together with elbow macaroni.

Most of the Company's products are distributed in the continental United States by Liberty Richter, Inc. ("Liberty"). Pursuant to a master distribution agreement, the Company sells its products to Liberty who in turn resells the products to the natural and specialty food stores and supermarket chains via distributors or directly to the supermarkets.

On July 31, 1997, the Company acquired Raw Materials Food Company ("RMFC"). The consolidated financial statements reflect the results of operations and cash flows of RMFC from the date of acquisition. All intercompany balances and transactions have been eliminated.

                          FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this form 10-QSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations, relating to the sufficiency of funds for the Company's working capital requirements during 1998 and the Company's expectation that future cash flow will continue to be provided from operations are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to: (i) competitive factors in the market place; (ii) reliance on the master distributor agreement with Liberty and relative mix of sales through distributors and direct to supermarkets; (iii) fluctuation in quarterly and annual operating results due to seasonality (macaroni and cheese are consumed mostly during colder months of the year and based on the Company's promotional schedule); (iv) dependence on key personnel; (v) availability and cost of capital; (vi) consumers tastes and preferences on current products as well as acceptance of new product introductions; and (vii) general economic conditions, among others. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-KSB for the year ended March 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET SALES. Net sales increased by $117,980 or 10.70% from $1,102,185 in 1997 to $1,220,165 in 1998. The net sales increase was the result of new product sales and RMFC sales netted against continuing product sales which decreased due to running a spring promotion in the previous quarter. The increase (decrease) in sales is as follows: same product sales are (10.25)%; new products are 13.10% and RMFC is 7.85%.

GROSS PROFIT. As a percentage of net sales, gross profit increased from 36.54% in 1997 to 41.93% in 1998. This increase was a result of selling more products with a higher gross profit as well as lower raw material costs than last year.

SELLING EXPENSES. Selling expenses increased by $45,889 or 14.83% from $309,342 in 1997 to $355,231 in 1998 and increased as a percentage of net sales from 28.07% in 1997 to 29.11% in 1998. The increase in selling expenses as a percentage of net sales reflected promotions on new product introductions as well promotions on the RMFC line of products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $113,334 or 53.55% from $211,633 in 1997 to $324,967 in 1998 and increased as a percentage of net sales from 19.20% in 1997 to 26.63% in 1998. The increase in general and administrative expenses is primarily a result of increased spending in three areas: (i) increase in expenses from RMFC that are new this year; (ii) increased payroll costs and related benefits; and (iii) charges attributable to previously deferred organizational and offering expenses incurred by the Company in connection with a planned secondary offering of the Company's Common Stock. The Company changed its plans for a secondary offering of Common Stock on advice from counsel because it could not obtain assurances from a stock exchange with whom the Company previously filed an application for listing that its Common Stock would be approved for listing upon issuance.

SLOTTING FEES. Slotting expenses remained relatively flat amounting to $40,092 in 1997 and $40,222 in 1998, and decreased as a percentage of net sales from 3.64% in 1997 to 3.30% in 1998. In order to conserve working capital, the Company's decision was not to increase slotting fees for the acquisition of shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges increased by $20,320 from $13,287 in 1997 to $33,607 in 1998 and increased as a percentage of sales from 1.21% in 1997 to 2.75% in 1998. The increase in interest expense and other charges is the result of borrowings under the Line of Credit from a financial institution that the Company entered into during February 1998 (the "Line of Credit").

                        LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through a public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit from a financial institution and cash generated from operations. At June 30, 1998, the Company had working capital of $200,710, which is a decrease of $243,086 from a balance of $443,796 at March 31, 1998. The net decrease in working capital was primarily attributable to funding operating losses for the current period.

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

Net cash provided by operating activities for the three months ended June 30, 1998 was $34,754, consisting primarily of an increase in accounts payable and a substantial increase in advances from distributor which offset operating losses for the period.

Net cash used in investing activities consisted of capital expenditures totaling $13,805 which related principally to the purchase of plates and dies for the new products as well as office equipment.

The Company negotiated a line of credit with a financial institution for $600,000, which closed on February 3, 1998 ("Line of Credit"). The Line of Credit is for a term of two years and is secured by all of the assets of the Company and guaranteed by the two largest stockholders of the Company. The Company has ongoing discussions with other parties with a view to raising additional capital and exploring other liquidity options.

The Company's primary capital needs are for promoting newly developed products to sell to its existing consumer base, purchase existing all natural brands, or expansion into national supermarket distribution. The Company is negotiating with the financial institution for a $300,000 increase in the Line of Credit and an additional term loan of $300,000 due in February 2000. The proceeds from the term loan are expected to be used for an acquisition by the Company of substantially all the assets of an unaffiliated company pursuant to an asset purchase agreement dated July 13, 1998. The target company produces and markets a line of heat and serve entree products. The acquisition is expected to be completed in August 1998.

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

Management is aware of the potential software anomalies associated with the year 2000 date change. The Company has been evaluating the potential issues that need to be addressed in connection with its operations. A review of the Company's computer systems and software is largely complete and the Company is not aware at this time of any significant year 2000 issues in its own systems that will not be resolved prior to the year 2000. Formal communications have begun with Liberty, the Company's master distributor, to ensure that Liberty has appropriate plans in place to properly address the year 2000 issue. Based on preliminary information, costs of addressing the issue are not expected to have a material effect upon the Company's financial position, results of operations, or cash flows in future periods. The Company believes it has adequate plans in place to address the year 2000 issue. However, there can be no assurance that the systems of other companies, on which the Company's systems and operations rely, will be converted on a timely basis and will not have a material effect on the Company.

In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information", which are effective for fiscal years beginning after December 15, 1997. The Company adopted the required presentation of SFAS No. 130 for the fiscal year beginning April 1, 1998. The Company has no other components of comprehensive income other than its net loss.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed and Obtained for Internal Use". The statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capitalized and which costs are expensed. The Company adopted SOP 98-1 effective April 1, 1998. The adoption of SOP 98-1 has no impact on the consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company will adopt SOP 98-5 for the fiscal year beginning April 1, 1999. The adoption of SOP 98-5 will not materially affect the consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The statement requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by April 1, 2000. Adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.

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



                                   ANNIE'S HOMEGROWN, INC.
                                   -----------------------
                                         (Registrant)

Date:  August 13, 1998             /s/ Paul B. Nardone
                                   -----------------------------------------
                                       Paul B. Nardone
                                       President and Chief Operating Officer


Date:  August 13, 1998             /s/ Neil Raiff
                                   ------------------------------------------
                                       Neil Raiff
                                       Chief Financial Officer & Treasurer