Form 10-Q
period 1998-09-30
ANNIES HOMEGROWN INC
filed 1998-11-16
CIK 890818

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ____________

                      Commission file number: 33-93982-LA

                            ANNIE'S HOMEGROWN, INC.
________________________________________________________________________________
       (Exact Name of Small Business Issuer as Specified in Its Charter)

       Delaware                                            06-1258214
 ----------------------                               -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

                                395 Main Street
                              Wakefield, MA 01880
               _________________________________________________
                   (Address of Principal Executive Offices)

                                 781-224-1172
              ___________________________________________________
               (Issuer's Telephone Number, Including Area Code)

                                     NONE
________________________________________________________________________________
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
    ---         ---

As of September 30, 1998, there were issued and outstanding 4,548,168 shares of the issuer's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              ---     ---

                           ANNIE'S HOMEGROWN, INC.

                                     INDEX


                                                                Page No.
                                                                --------

                         Part I Financial Information

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheet as of
         September 30, 1998 (unaudited)                              3

     Consolidated Statements of Operations for the Three and
         Six Months Ended September 30, 1998 and 1997 (unaudited)    4

     Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 1998 and 1997 (unaudited)    5

     Notes to Consolidated Financial Statements                    6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                       7-11


                           Part II Other Information

Item 6. Exhibits and Reports on Form 8-K                            12

        Signatures                                                  12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            ANNIE'S HOMEGROWN, INC.
                          Consolidated Balance Sheet
                                   Unaudited
                              September 30, 1998
                              ------------------

                                    Assets
Current assets
    Cash and cash equivalents                                      $   84,614
    Accounts receivable
       Trade                                                           88,568
       Related parties                                                 29,815
    Inventory                                                         981,440
    Other current assets                                               40,834
                                                                   ----------

         Total current assets                                       1,225,271

Office equipment                                                      178,077
Accumulated depreciation                                              (69,980)
                                                                   ----------
         Office equipment, net                                        108,097

Due from officer                                                       75,000
Goodwill, net of amortization                                         586,558
Other assets                                                          182,061
                                                                   ----------

         Total assets                                              $2,176,987
                                                                   ==========

                     Liabilities and Stockholders' Equity
Current liabilities
    Notes payable                                                  $  232,885
    Current maturities of long term debt                              180,000
    Accounts payable, trade                                           905,458
    Advances from distributor                                          40,840
    Accrued expenses                                                   41,352
    Due to employees                                                   25,307
                                                                   ----------
         Total current liabilities                                  1,425,842

Long term debt                                                        120,000

Commitments

Stockholders' equity
    Common stock, $.001 par value.
     Authorized 10,000,000 shares
     issued 4,660,074 shares                                           4,660
    Additional paid in capital                                     2,306,659
    Accumulated deficit                                           (1,403,406)
    Notes receivable stockholders                                   (186,768)
    Treasury stock, 111,906 common shares at cost                    (90,000)
                                                                  ----------
         Total stockholders equity                                   631,145

         Total liabilities and stockholders' equity               $2,176,987
                                                                  ==========

                            ANNIE'S HOMEGROWN, INC.
                     Consolidated Statements of Operations
                                   Unaudited

                                                  Three months ended                 Six months ended
                                                     September 30,                     September 30,
                                                  ------------------                 ----------------
                                                   1997          1998                 1997            1998
                                               -----------    -----------         -----------      -----------

Net sales                                      $ 1,771,348    $ 1,976,958         $ 2,873,533      $ 3,197,124

Cost of sales                                    1,006,822      1,130,956           1,706,319        1,839,525
                                               -----------    -----------         -----------      -----------

    Gross profit                                   764,526        846,002           1,167,214        1,357,599

Operating expenses:
  Selling                                          470,091        649,303             779,433        1,004,534
  General and administrative                       249,501        357,423             461,136          682,388
  Slotting fees                                      1,501         23,094              41,593           63,316
                                               -----------    -----------         -----------      -----------

    Total operating expenses                       721,093      1,029,820           1,282,162        1,750,238
                                               -----------    -----------         -----------      -----------

    Operating income (loss)                         43,433       (183,818)           (114,948)        (392,639)

Other income (loss)
  Interest expense and other charges               (10,081)       (34,225)            (23,368)         (67,833)
  Interest and other income                          2,882          2,000               4,791            4,287
                                               -----------    -----------         -----------      -----------

    Income (loss) before income tax                 36,234       (216,043)           (133,525)        (456,185)

Income tax expense                                     255              -                 505            1,119
                                               -----------    -----------         -----------      -----------

    Net income (loss)                          $    35,979    $  (216,043)        $  (134,030)     $  (457,304)
                                               ===========    ===========         ===========      ===========

Weighted average common
 shares outstanding (in 000's):
    Basic                                            4,298          4,548               4,278            4,548
    Diluted                                          5,031          4,548               4,278            4,548

Net income (loss) per share:
    Basic                                              .01           (.05)               (.03)            (.10)
    Diluted                                            .01           (.05)               (.03)            (.10)


                            ANNIE'S HOMEGROWN, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                                 Six months ended
                                                                   September 30,
                                                                 ----------------
                                                               1997               1998
                                                            ---------          ---------
Cash flows from operating activities:
 Net income (loss)                                          $(134,030)         $(457,304)
 Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
   Depreciation and amortization                               13,134             21,002
   Changes in
     Accounts receivable, trade                              (131,052)           (21,394)
     Affiliate accounts, net                                   10,840             (9,274)
     Inventory                                                277,205           (160,585)
     Other assets                                             (25,619)           (25,343)
     Accounts payable, trade                                  137,184            473,916
     Accrued expenses                                         (42,279)            (6,453)
     Advances from distributor                               (424,224)            34,364
     Due to employees                                            (822)           ( 8,811)
                                                            ---------          ---------
       Net cash (used in) provided by
        operating activities                                 (319,663)          (159,882)

Cash flows from investing activities:
  Acquisition of Tamarind Tree Brand                                -           (209,712)
  Acquisition of  Raw Materials Food Co.                      (19,946)                 -
  Purchases of equipment                                      (11,518)           (48,948)
                                                            ---------          ---------
       Net cash (used in) investing activities                (31,464)          (258,660)

Cash flows from financing activities:
  Net payments on line of credit                                   --            (46,513)
  Borrowing on term loan                                           --            300,000
                                                            ---------          ---------
       Net cash (used in) provided by
        financing activities                                       --            253,487

Net (decrease) increase in cash and cash equivalents         (351,127)          (165,055)
Cash and cash equivalents, beginning of period                484,464            249,669
                                                            ---------          ---------
Cash and cash equivalents, end of period                    $ 133,337          $  84,614
                                                            ---------          ---------

Supplemental disclosure of cash flow information
     Cash paid for interest                                 $  23,368          $  67,833
                                                            ---------          ---------
     Cash paid for income taxes                             $     505          $   1,119
                                                            =========          =========

Supplemental disclosure of noncash financing activities--See Note 2

ANNIE'S HOMEGROWN, INC. NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 1998, its results of operations for the three and six month periods ended September 30, 1998 and 1997, and its cash flows for the six month periods ended September 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, on file with the Securities and Exchange Commission.

NOTE 2--SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES ARE AS FOLLOWS:

On July 31, 1997, the Company issued 60,000 shares of common stock ($6.00 per share) in exchange for the outstanding common stock of Raw Materials Food Company.

On October 1, 1997, three Officers of the Company exercised stock options for an aggregate of 231,273 shares by issuing notes to the Company for $185,018.

NOTE 3--EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted income/(loss) per common share of the Company's reported net income/(loss) is as follows (in thousands except per share data):


Three Months Ended Sept 30, 1997          Net Income    Weighted Average Shares    Per Share Data
--------------------------------
Basic income per common share               $  36                4,298                  $ .01
Stock options                                 ---                  733                    ---
Diluted income per common share             $  36                5,031                  $ .01

Three Months Ended Sept 30, 1998          Net Income    Weighted Average Shares    Per Share Data
--------------------------------
Basic loss per common share                 $(216)               4,548                  $(.05)
Stock options                                 ---                  ---                    ---
Diluted loss per common share               $(216)               4,548*                 $(.05)

*For the quarter ended September 30, 1998, stock options for shares of common stock totaling 249 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

Six Months Ended Sept 30, 1997           Net Income    Weighted Average Shares    Per Share Data
------------------------------
Basic loss per common share                 $(134)               4,278                  $(.03)
Stock options                                 ---                  ---                    ---
Diluted loss per common share               $(134)               4,278                  $(.03)

*For the six months ended September 30, 1997, stock options for shares of common stock totaling 733 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

Six Months Ended Sept 30, 1998           Net Income    Weighted Average Shares    Per Share Data
------------------------------
Basic loss per common share                 $(457)               4,548                  $(.10)
Stock options                                 ---                  ---                    ---
Diluted loss per common share               $(457)               4,548*                 $(.10)

*For the quarter ended September 30, 1998, stock options for shares of common stock totaling 249 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

NOTE 4 - TAMARIND TREE ACQUISITION

On August 27, 1998, the Company acquired certain assets of The Tamarind Tree Ltd. ("Tamarind Tree"). Tamarind Tree produces and markets an ethnic line of heat and serve vegetarian food entrees. The assets acquired consisted of the Tamarind Tree brand, including the registered trademark, "The Taste of India," intellectual property relating to the brand and other tangible and intangible assets which are used in Tamarind Tree's business.

The purchase price was comprised of cash in the amount of $200,000, an advance against royalties in the amount of $75,000, and future royalties and overrides. The royalties are payable by the Company to Tamarind Tree for five years at the rate of 6% annually on "adjusted net sales." Additionally, overrides are payable by the Company to Tamarind Tree for five years at the rate of 2% of all sales of certain products and sales in excess of a certain minimum amount of other products. The royalty payments will be accounted for as additional consideration for the purchase of the assets and will be recorded as additional goodwill as the future royalties are earned. The Company has capitalized the $200,000 payment as goodwill. After a valuation of the assets acquired has been completed, the Company will allocate the purchase price to the intangible assets acquired.

The Company financed the acquisition of Tamarind Tree by entering into a $300,000 term loan with Fremont Financial Corporation. The interest rate on the loan is prime rate plus 3% (11.5% at September 30, 1998) and calls for 20 monthly principal payments of $15,000 commencing October 1, 1998. The loan is secured by all of the assets of the Company including a security interest in the Tamarind Tree Brand as well as guaranteed by the two largest stockholders of the Company.

NOTE 5 - LINE OF CREDIT

On August 27, 1998, the Company signed an amendment to its Line of Credit agreement with Fremont Financial Corporation increasing its line of credit from $600,000 to $900,000. Amounts available under this agreement are either 75% or 90% of certain categories of the Company's accounts receivable and 50% of a certain category of inventory. The note is secured by all the assets of the Company as well as guaranteed by the two largest stockholders of the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


                                   Overview

Annie's Homegrown, Inc. sells premium totally natural pasta products to the natural food, specialty food and supermarket trades. The pasta products include eight macaroni and cheese dinners under the Annie's brand name, two canned pasta meals under the brand names Bernio's and All-Stars and five Annie's Pasta Meals which combine different pasta shapes with five sauce recipes. The Company also has an agreement with a specialty retailer to provide a private label house brand using the Company's all natural white cheddar cheese formula together with elbow macaroni.

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

On August 27, 1998, Annie's Homegrown, Inc. acquired certain assets of The Tamarind Tree Ltd. Tamarind Tree produces and markets an ethnic line of heat and serve vegetarian food entrees. The assets consist of the Tamarind Tree brand, including the registered trademark, "The Taste of India," intellectual property relating to the brand and other tangible and intangible assets which is used in Tamarind Tree's business. The consolidated financial statements reflect the results of operations and cash flows of the Tamarind Tree brand from the date of acquisition.

                          Forward Looking Statements

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this form 10-QSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in Item 2., Management's Discussion and Analysis or Plan of Operation, relating to the sufficiency of funds for the Company's working capital requirements during 1998 and the Company's expectation that future cash flow will continue to be provided from operations are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to: (i) competitive factors in the market place; (ii) reliance on the master distributor agreement with Liberty and relative mix of sales through distributors and direct to supermarkets; (iii) fluctuation in quarterly and annual operating results due to seasonality (macaroni and cheese are consumed mostly during colder months of the year) and based on the Company's promotional schedule; (iv) dependence on key personnel;
(v) availability and cost of capital; (vi) consumers' tastes and preferences on current products as well as acceptance of new product introductions; and (vii) general economic conditions, among others. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-KSB for the year ended March 31, 1998.


RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1997

Net sales. Net sales increased by $323,591 or 11.26% from $2,873,533 in 1997 to $3,197,124 in 1998. The net sales increase was the result of new product sales and RMFC sales netted against continuing product sales which decreased due to running a spring promotion in the previous quarter and a fall promotion running in the next quarter. The increase (decrease) in sales is as follows: same product sales are (9.10)%; new products are 16.87%; private label sales are (0.90)%; Tamarind Tree sales are 0.26%; and RMFC is 4.13%.

Gross profit. As a percentage of net sales, gross profit increased from 40.62% in 1997 to 42.46% in 1998. This increase was a result of the product mix as well as lower raw material costs than last year.

Selling expenses. Selling expenses increased by $225,101 or 28.88% from $779,433 in 1997 to $1,004,534 in 1998 and increased as a percentage of net sales from 27.12% in 1997 to 31.42% in 1998. The increase in selling expenses as a percentage of net sales reflected promotions on new product introductions; promotions on the RMFC line of products; and a consumer awareness promotion in the greater Boston area in the quarter ending September 30, 1998.

General and administrative expenses. General and administrative expenses increased by $221,252 or 47.98% from $461,136 in 1997 to $682,388 in 1998 and increased as a percentage of net sales from 16.05% in 1997 to 21.34% in 1998. The increase in general and administrative expenses is primarily a result of increased spending in four areas: (i) increase in expenses from RMFC that are new this year; (ii) increased payroll costs and related benefits; (iii) increase in professional fees due to a change of year end at March 31, 1997 which required extra charges this year but not last year and hiring an investment banker; and (iv) charges attributable to previously deferred organizational and offering expenses incurred by the Company in connection with a planned secondary offering of the Company's Common Stock.

Slotting fees. Slotting expenses increased by $21,723 or 52.23% from $41,593 in 1997 to $63,316 in 1998, and increased as a percentage of net sales from 1.45% in 1997 to 1.98% in 1998. According to the Company's plan, a modest amount of slotting fees was spent to expand the Company's distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

Interest expense and other charges. Interest expense and other charges increased by $44,465 from $23,368 in 1997 to $67,833 in 1998 and increased as a percentage of sales from 0.81% in 1997 to 2.12% in 1998. The increase in interest expense and other charges is the result of higher borrowings under the Line of Credit from a financial institution as well as borrowings from the term loan entered into during August 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Net sales. Net sales increased by $205,610 or 11.61% from $1,771,348 in 1997 to $1,976,958 in 1998. The net sales increase was the result of new product sales and RMFC sales netted against continuing product sales which decreased due to running a fall promotion in the following quarter. The increase (decrease) in sales is as follows: same product sales are (10.04)%; new products are 19.41%; Tamarind Tree sales are 0.43%; and RMFC is 1.81%.

Gross profit. As a percentage of net sales, gross profit decreased from 43.16% in 1997 to 42.79% in 1998. This decrease was a result of the product mix netted against lower raw material costs than last year.

Selling expenses. Selling expenses increased by $179,212 or 38.12% from $470,091 in 1997 to $649,303 in 1998 and increased as a percentage of net sales from 26.54% in 1997 to 32.84% in 1998. The increase in selling expenses as a percentage of net sales reflected promotions on new product introductions; promotions on the RMFC line of products; and a consumer awareness promotion in the greater Boston area in the quarter ending September 30, 1998.

General and administrative expenses. General and administrative expenses increased by $107,922 or 43.26% from $249,501 in 1997 to $357,423 in 1998 and increased as a percentage of net sales from 14.09% in 1997 to 18.08% in 1998. The increase in general and administrative expenses is primarily a result of increased spending in three areas: (i) increase in expenses from RMFC that are new this year; (ii) increased payroll costs and related benefits; and (iii) increase in professional fees due to a change of year end at March 31, 1997 which required extra charges this year but not last year and hiring an investment banker.

Slotting fees. Slotting expenses increased by $21,593 or 1438.57% from $1,501 in 1997 and $23,094 in 1998, and increased as a percentage of net sales from 0.08% in 1997 to 1.17% in 1998. According to the Company's plan, a modest amount of slotting fees was spent to expand the Company's distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

Interest expense and other charges. Interest expense and other charges increased by $24,144 from $10,081 in 1997 to $34,225 in 1998 and increased as a percentage of sales from 0.57% in 1997 to 1.73% in 1998. The increase in interest expense and other charges is the result of higher borrowings under the Line of Credit from a financial institution as well as borrowings from the term loan entered into during August 1998.

                        LIQUIDITY AND CAPITAL RESOURCES



The Company has financed its operations to date through a public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At September 30, 1998, the Company had working capital deficit of $200,571, which is a decrease of $664,367 from a working capital balance of $443,796 at March 31, 1998. The net decrease in working capital was primarily attributable to funding operating losses for the current period as well as the acquisition of the Tamarind Tree Brand.

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

Net cash used by operating activities for the six months ended September 30, 1998 was $159,882 consisting primarily of funding operating losses for the period and increasing inventory offset by an increase in accounts payable.

Net cash used in investing activities consisted of capital expenditures totaling $258,660 which related to the purchase of the Tamarind Tree Brand and the purchase of plates and dies for the new products as well as office equipment.

The Company negotiated a line of credit with a financial institution for $600,000, which closed on February 3, 1998 ("Line of Credit"). The Line of Credit is for a term of two years and is secured by all of the assets of the Company and guaranteed by the two largest stockholders of the Company. In August 1998, the Company increased the Line of Credit to $900,000 and signed a Term Loan for an additional $300,000 to purchase the Tamarind Tree Brand.

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

In September 1998, the Company hired an investment banker to explore strategic opportunities to maximize stockholder value.

Management is aware of the potential software anomalies associated with the year 2000 date change. The Company has been evaluating the potential issues that need to be addressed in connection with its operations. An inventory of the Company's computer systems and software has been made and assessment and testing of the systems and software is largely complete. The Company is not aware at this time of any significant year 2000 issues in its own systems. Formal communications have begun with Liberty, the Company's master distributor, to ensure that Liberty has appropriate plans in place to properly address the year 2000 issue. Based upon these communications, Liberty has informed the Company that its systems are year 2000 compliant. The Company has also begun preliminary communications with its principal suppliers to assess their year 2000 compliance. Based on the results of these communications, the Company will make a decision on whether to seek alternative suppliers. Based on preliminary information, costs of addressing the year 2000 issue are not expected to have a material effect upon the Company's financial position, results of operations, or cash flows in future periods. The Company believes it has adequate plans in place to address the year 2000 issue. However, there can be no assurance that the systems of other companies, on which the Company's systems and operations rely, will be converted on a timely basis and will not have a material effect on the Company.

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

                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    Exhibit Number
    --------------
         11                   Statement re: computation of per share earnings
         27                   Financial Data Schedule

(b) Reports on Form 8-K.

The Company filed two reports on Form 8-K during the quarter for which this report is being filed. On September 11, 1998, the Company reported the Tamarind Tree Brand acquisition and on September 24, 1998 the Company reported the hiring of McCabe, Mintz & Company LLC as investment bankers.


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



                                       ANNIE'S HOMEGROWN, INC.
                                       -----------------------
                                            (Registrant)


Date:  November 13, 1998              /s/ Paul B. Nardone
                                      ------------------------
                                          Paul B. Nardone
                                          President and Chief Operating Officer


Date:  November 13, 1998              /s/ Neil Raiff
                                      ------------------------
                                          Neil Raiff
                                          Chief Financial Officer & Treasurer