Form 10QSB
period 1998-12-31
ANNIES HOMEGROWN INC
filed 1999-02-17
CIK 890818

                               U. S. SECURITIES
                            AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended December 31, 1998

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from ____________ to ____________

                      Commission file number: 33-93982-LA

                            ANNIE'S HOMEGROWN, INC.
________________________________________________________________________________
       (Exact Name of Small Business Issuer as Specified in Its Charter)

    Delaware                                       06-1258214
______________________________________________________________________
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

                                395 Main Street
                              Wakefield, MA 01880
              ____________________________________________________
                    (Address of Principal Executive Offices)

                                  781-224-1172
            ________________________________________________________
                (Issuer's Telephone Number, Including Area Code)

                                      NONE
           ___________________________________________________________________
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
     ----       ----

As of December 31, 1998, there were issued and outstanding 4,734,768 shares of the issuer's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes      No    X
                                                                ----     ----

                            ANNIE'S HOMEGROWN, INC.

                                     Index


                                                                    Page No.
                                                                    --------

                        Part I.   Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet as of
           December 31, 1998 (unaudited)                                3

         Consolidated Statements of Operations for the Three and
           Nine Months Ended December 31, 1998 and 1997 (unaudited)     4

         Consolidated Statements of Cash Flows for the
           Nine Months Ended December 31, 1998 and 1997 (unaudited)     5

         Notes to Consolidated Financial Statements                   6-7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation                           7-11

                         Part II     Other Information

Item 6. Exhibits and Reports on Form 8-K                              12

        Signatures                                                    12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
                            ANNIE'S HOMEGROWN, INC.
                          Consolidated Balance Sheet
                                   Unaudited
                               December 31, 1998
                     ------------------------------------

                                     Assets
Current assets
 Cash and cash equivalents                         $   31,358
 Accounts receivable
  Trade                                               100,175
   Related parties                                     27,788
 Inventory                                          1,330,421
 Other current assets                                  38,406
                                                   ----------

    Total current assets                            1,528,148

Office equipment                                      182,813
Accumulated depreciation                              (77,480)
                                                   ----------
    Office equipment, net                             105,333

Due from officer                                       75,000
Goodwill, net of amortization                         634,418
Other assets                                          169,406
                                                   ----------

    Total assets                                   $2,512,305
                                                   ==========

                     Liabilities and Stockholders' Equity
Current liabilities
 Notes payable                                    $   604,086
 Current maturities of long term debt                 180,000
 Accounts payable, trade                              997,340
 Advances from distributor                            209,753
 Accrued expenses                                      27,078
 Due to employees                                      17,560
                                                  -----------
   Total current liabilities                        2,035,817

Long term debt                                         75,000

Commitments

Stockholders' equity
 Common stock, $.001 par value.
  Authorized 10,000,000 shares
  issued 4,876,674, shares                              4,877
 Additional paid in capital                         2,524,126
 Accumulated deficit                               (1,635,067)
 Notes receivable stockholders                       (367,448)
 Treasury stock, 141,906 common shares at cost       (125,000)
                                                  -----------
   Total stockholders equity                          401,488

   Total liabilities and stockholders' equity     $ 2,512,305
                                                  ===========

                            ANNIE'S HOMEGROWN, INC.
                     Consolidated Statements of Operations
                                   Unaudited

                                                         Three months ended                   Nine months ended
                                                             December 31,                        December 31,
                                                ---------------------------------------  ---------------------------
                                                       1997               1998              1997         1998
                                                -------------------  ------------------  -------------  ------------

Net sales                                               $1,534,399          $2,291,719     $4,407,932    $5,488,844

Cost of sales                                             945,410,           1,299,578      2,651,729     3,139,103
                                                        ----------          ----------     ----------    ----------

            Gross profit                                   588,989             992,141      1,756,203     2,349,741

Operating expenses:
          Selling                                          345,630             642,007      1,132,545     1,646,541
          General and administrative                       268,676             495,234        722,331     1,177,697
          Directors' fees                                       --              21,000             --        21,000
          Slotting fees                                     12,197              27,395         53,790        90,710
                                                        ----------          ----------     ----------    ----------

            Total operating expenses                       626,503           1,185,636      1,908,666     2,935,948
                                                        ----------          ----------     ----------    ----------

            Operating income (loss)                        (37,514)           (193,495)      (152,463)     (586,207)

Other income (loss)
          Interest expense and other charges                (7,939)            (44,458)       (31,307)     (112,292)
          Interest and other income                          2,637               6,343          7,428        10,631
                                                        ----------          ----------     ----------    ----------

            Income (loss) before income tax                (42,816)           (231,610)      (176,342)     (687,868)

Income tax expense                                             162                   -            667         1,097
                                                        ----------          ----------     ----------    ----------

            Net income (loss)                           $  (42,978)         $ (231,610)    $ (177,009)   $ (688,965)
                                                        ==========          ==========     ==========    ==========


Weighted average common
  shares outstanding (in 000's):
            Basic                                            4,548               4,540          4,326         4,546
            Diluted                                          4,548               4,540          4,326         4,546

Net income (loss) per share:
            Basic                                             (.01)               (.05)          (.04)         (.15)
            Diluted                                           (.01)               (.05)          (.04)         (.15)

                            ANNIE'S HOMEGROWN, INC.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                                  Nine months ended
                                                                    December 31,
                                                        -------------------------------
                                                            1997            1998
                                                        -------------  ------------------
Cash flows from operating activities:
 Net income (loss)                                         $(177,009)          $(688,965)
 Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
   Depreciation and amortization                              16,835              28,502
   Changes in
     Accounts receivable, trade                              (90,510)            (33,001)
     Affiliate accounts, net                                  22,237              29,757
     Inventory                                               143,217            (509,566)
     Other assets                                            (62,326)             64,740
     Accounts payable, trade                                 175,669             565,798
     Accrued expenses                                        (61,108)            (20,727)
     Advances from distributor                              (315,753)            203,277
    Due to employees                                         (12,760)            (16,558)
                                                           ---------           ---------
      Net cash (used in) provided by
      operating activities                                  (361,509)           (376,743)

Cash flows from investing activities:
  Acquisition of Tamarind Tree Brand                               -            (332,572)
  Acquisition of  Raw Materials Food Co.                     (19,946)                  -
  Purchases of equipment                                     (21,484)            (53,684)
                                                           ---------           ---------
      Net cash (used in) investing activities                (41,430)           (386,256)

Cash flows from financing activities:
  Purchase of Treasury Stock                                      --             (35,000)
  Net borrowings on line of credit                                --             324,688
  Net Borrowing on term loan                                      --             255,000
                                                           ---------           ---------
      Net cash (used in) provided by
      financing activities                                        --             544,688

Net (decrease) increase in cash and cash equivalents        (402,939)           (218,311)
Cash and cash equivalents, beginning of period               484,464             249,669
                                                           ---------           ---------
Cash and cash equivalents, end of period                   $  81,525           $  31,358
                                                           =========           =========

Supplemental disclosure of cash flow information
          Cash paid for interest                           $  31,307           $ 112,292
                                                           =========           =========
          Cash paid for income taxes                       $     667           $   1,097
                                                           =========           =========

Supplemental disclosure of noncash financing activities  - See Note 2

ANNIE'S HOMEGROWN, INC. NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31, 1998, its results of operations for the three and nine month periods ended December 31, 1998 and 1997, and its cash flows for the nine month periods ended December 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, on file with the Securities and Exchange Commission.

NOTE 2-- SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES ARE AS FOLLOWS:

On July 31, 1997, the Company issued 60,000 shares of common stock ($6.00 per share) in exchange for the outstanding common stock of Raw Materials Food Company.

On October 1, 1997, three Officers of the Company exercised stock options for an aggregate of 231,273 shares by issuing notes to the Company for $185,018.

On December 21, 1998 three Officers of the Company exercised stock options for an aggregate of 216,600 shares by issuing notes to the Company for $217,683.

NOTE 3 - EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted income/(loss) per common share of the Company's reported net income/(loss) is as follows (in thousands except per share data):

Three Months Ended Dec 31,1997    Net Loss       Weighted Average Shares   Per Share Data
------------------------------
Basic loss per common share       $(43)                  4,548                $ (.01)
Stock options                      ---                    ---                   ---
Diluted loss per common share     $(43)                  4,548*               $(.01)

*For the quarter ended December 31, 1997, stock options for shares of common stock totaling 466 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

Three Months Ended Dec 31,1998    Net Loss       Weighted Average Shares   Per Share Data
------------------------------
Basic loss per common share       $(232)                  4,540               $ (.05)
Stock options                      ---                     ---                   ---
Diluted loss per common share     $ (232)                 4,540*              $(.05)

*For the quarter ended December 31, 1998, stock options for shares of common stock totaling 120 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

Nine Months Ended Dec 31,1997    Net Loss       Weighted Average Shares   Per Share Data
-----------------------------
Basic loss per common share       $(177)                 4,326                 $ (.04)
Stock options                     ---                     ---                      ---
Diluted loss per common share     $ (177)                4,326*                $(.04)

*For the nine months ended December 31, 1997, stock options for shares of common stock totaling 669 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

Nine Months Ended Dec 31,1998    Net Loss       Weighted Average Shares   Per Share Data
-----------------------------
Basic loss per common share      $(689)                   4,546               $ (.15)
Stock options                    ---                       ---                   ---
Diluted loss per common share    $ (689)                  4,546*              $(.15)

*For the nine months ended December 31, 1998, stock options for shares of common stock totaling 120 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

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

The Company financed the acquisition of Tamarind Tree by entering into a $300,000 term loan with Fremont Financial Corporation. The interest rate on the loan is prime rate plus 3% (10.75% at December 31, 1998) and calls for 20 monthly principal payments of $15,000 commencing October 1, 1998. The loan is secured by all of the assets of the Company including a security interest in the Tamarind Tree Brand as well as guaranteed by the two largest stockholders of the Company.

The operating results of Tamarind Tree have been included in the consolidated statements of operations from the date of acquisition. Proforma combined results of operations of the Company and Tamarind Tree on the basis that the acquisition had taken place on March 1, 1997 are not presented since the effects are not material.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

                                    Overview

Annie's Homegrown, Inc. sells premium totally natural products to the natural food, specialty food and supermarket trades. The pasta products include ten macaroni and cheese dinners under the Annie's brand name, two canned pasta meals under the brand names Bernio's and All-Stars and five Annie's Pasta Meals which combine different pasta shapes with five sauce recipes. The Company also has an agreement with a specialty retailer to provide a private label house brand using the Company's all natural white cheddar cheese formula together with elbow macaroni.

Most of the Company's products are distributed in the continental United States by Liberty Richter, Inc. ("Liberty"). Pursuant to a master distribution agreement, the Company sells its products to Liberty who in turn resells the products to the natural and specialty food stores and supermarket chains via distributors or directly to the supermarkets.

On July 31, 1997, the Company acquired Raw Materials Food Company ("RMFC"). The consolidated financial statements reflect the results of operations and cash flows of RMFC from the date of acquisition. All intercompany balances and transactions have been eliminated. On November 13, 1998, the Company terminated the employment contract with one of the founders of RMFC. On November 13, 1998, the Company terminated the employment contract with one of the founders of RMFC and repurchased all 30,000 shares of his Annie's Homegrown common stock. The non-competition agreement with the founder continues.

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

                           Forward Looking Statements

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in Item 2., Management's Discussion and Analysis or Plan of Operation, relating to the sufficiency of funds for the Company's working capital requirements during 1999 and the Company's expectation that future cash flow will continue to be provided from operations are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to: (i) competitive factors in the market place; (ii) reliance on the master distributor agreement with Liberty and relative mix of sales through distributors and direct to supermarkets; (iii) fluctuation in quarterly and annual operating results due to seasonality (macaroni and cheese is consumed mostly during colder months of the year) and based on the Company's promotional schedule; (iv) dependence on key personnel;
(v) availability and cost of capital; (vi) consumers' tastes and preferences on current products as well as acceptance of new product introductions; and (vii) general economic conditions, among others. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-KSB for the year ended March 31, 1998.

Results of Operations

Nine Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997

Net sales. Net sales increased by $1,080,912 or 24.52% from $4,407,932 in 1997 to $5,488,844 in 1998. The net sales increase was the result of new product sales, RMFC sales, Tamarind Tree sales as well as continuing product sales. The increase (decrease) in sales is as follows: same product sales are 13.10%; new products are 8.32%; private label sales are (1.75)%; Tamarind Tree sales are 2.55%; and RMFC is 2.30%.

Gross profit. As a percentage of net sales, gross profit increased from 39.84% in 1997 to 42.81% in 1998. This increase was a result of the product mix as well as lower raw material costs than last year.

Selling expenses. Selling expenses increased by $513,996 or 45.38% from $1,132,545 in 1997 to $1,646,541 in 1998 and increased as a percentage of net sales from 25.69% in 1997 to 30.00% in 1998. The increase in selling expenses as a percentage of net sales reflected promotions on new product introductions; promotions on the RMFC line of products; and a consumer awareness promotion in the greater Boston area in the quarter ending September 30, 1998.

General and administrative expenses. General and administrative expenses increased by $455,366 or 63.04% from $722,331 in 1997 to $1,177,697 in 1998 and increased as a percentage of net sales from 16.39% in 1997 to 21.46% in 1998. The increase in general and administrative expenses is primarily a result of increased spending in four areas: (i) increase in expenses from RMFC that are new this year; (ii) increased payroll costs and related benefits; (iii) increase in professional fees due to a change of year end at March 31, 1997 which required extra charges this year but not last year and hiring an investment banker; and (iv) charges attributable to previously deferred organizational and offering expenses incurred by the Company in connection with a planned secondary offering of the Company's Common Stock.

Slotting fees. Slotting expenses increased by $36,920 or 68.64% from $53,790 in 1997 to $90,710 in 1998, and increased as a percentage of net sales from 1.22% in 1997 to 1.65% in 1998. According to the Company's plan, a modest amount of slotting fees was spent to expand the Company's distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

Interest expense and other charges. Interest expense and other charges increased by $80,985 from $31,307 in 1997 to $112,292 in 1998 and increased as a percentage of sales from 0.71% in 1997 to 2.05% in 1998. The increase in interest expense and other charges is the result of higher borrowings under the Line of Credit from a financial institution as well as borrowings from the term loan entered into during August 1998.

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

Net sales. Net sales increased by $757,320 or 49.36% from $1,534,399 in 1997 to $2,291,719 in 1998. The net sales increase was the result of new product sales, Tamarind Tree sales, and continuing product sales which increased due to running a fall promotion in this quarter versus the previous quarter last year. The increase (decrease) in sales is as follows: same product sales are 34.11%; new products are 9.52%; Tamarind Tree sales are 6.84%; and RMFC is (1.11)%.

Gross profit. As a percentage of net sales, gross profit increased from 38.39% in 1997 to 43.29% in 1998. This increase was a result of the product mix as well as lower raw material costs than last year.

Selling expenses. Selling expenses increased by $296,377 or 85.75% from $345,630 in 1997 to $642,007 in 1998 and increased as a percentage of net sales from 22.53% in 1997 to 28.01% in 1998. The increase in selling expenses as a percentage of net sales reflected promotions on new product introductions; promotions on the RMFC line of products; and running a fall promotion in this quarter versus the previous quarter last year

General and administrative expenses. General and administrative expenses increased by $226,558 or 84.32% from $268,676 in 1997 to $495,234 in 1998 and increased as a percentage of net sales from 17.51% in 1997 to 21.61% in 1998. The increase in general and administrative expenses is primarily a result of increased spending in three areas: (i) increase in expenses from RMFC that are new this year; (ii) increased payroll costs and related benefits; and (iii) and hiring an investment banker.

Slotting fees. Slotting expenses increased by $15,198 or 124.60% from $12,197 in 1997 to $27,395 in 1998, and increased as a percentage of net sales from 0.08% in 1997 to 1.20% in 1998. According to the Company's plan, a modest amount of slotting fees was spent to expand the Company's distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

Interest expense and other charges. Interest expense and other charges increased by $36,519 from $7,939 in 1997 to $44,458 in 1998 and increased as a percentage of sales from 0.52% in 1997 to 1.94% in 1998. The increase in interest expense and other charges is the result of higher borrowings under the Line of Credit from a financial institution as well as borrowings from the term loan entered into during August 1998.

                        Liquidity and Capital Resources



The Company has financed its operations to date through a public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At December 31, 1998, the Company had working capital deficit of $473,919, which is a decrease of $917,715 from a working capital balance of $443,796 at March 31, 1998. The net decrease in working capital was primarily attributable to funding operating losses for the current period as well as the acquisition of the Tamarind Tree Brand.

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

Net cash used by operating activities for the nine months ended December 31, 1998 was $376,743 consisting primarily of funding operating losses for the period and increasing inventory offset by an increase in accounts payable and distributor advances.

Net cash used in investing activities consisted of capital expenditures totaling $386,256 which related to the purchase of the Tamarind Tree Brand and the purchase of plates and dies for the new products as well as office equipment.

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

On November 13, 1998, the Company terminated the employment contract with one of the founders of RMFC and repurchased all 30,000 shares of his Annie's Homegrown common stock. The Company is considering other strategic options for its RMFC operations. Although the Company does not believe RMFC's net assets are impaired, there can be no assurance that the Company could recover its investment under certain of the options being considered.

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

                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number
--------------
    11     Statement re:  computation of per share earnings
    10.13 Stock Purchase and Loan Agreement with Andrew Martin dated December 21, 1998
    10.14  Stock Purchase and Loan Agreement with Ann Withey
           dated December 21, 1998
    10.15 Stock Purchase and Loan Agreement with Deborah Churchill Luster dated December 21, 1998
    10.16  Employment Agreement with Paul Nardone dated
           December 21, 1998
    10.17 Change of Control and Severance Agreement with Neil Raiff dated December 21, 1998
    10.18  Sample Change of Control and Severance Agreement with
           Other Employees
    27     Financial Data Schedule

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



                                         ANNIE'S HOMEGROWN, INC.
                                         -----------------------
                                              (Registrant)


Date:  February 10, 1999          /s/ Paul B. Nardone
                                  ---------------------------------
                                  Paul B. Nardone
                                  President and Chief Operating Officer


Date:  February 10, 1999          /s/ Neil Raiff
                                  ----------------------------
                                  Neil Raiff
                                  Chief Financial Officer & Treasurer