Form 10QSB/A
period 1998-09-30
ANNIES HOMEGROWN INC
filed 1999-03-22
CIK 890818

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 1998

[  ]   Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

  For the transition period from ____________ to ____________

                      Commission file number: 33-93982-LA

                            ANNIE'S HOMEGROWN, INC.
______________________________________________________________________________
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                   06-1258214
  _______________________________                 ______________________
  (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

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

                                      NONE
           __________________________________________________________________
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

CHECK WHETHER THE ISSUER: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES X    NO ___
   ---

AS OF SEPTEMBER 30, 1998, THERE WERE ISSUED AND OUTSTANDING 4,548,168 SHARES OF THE ISSUER'S COMMON STOCK, $.001 PAR VALUE.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES _____  NO   X
                                                                         ------

                            ANNIE'S HOMEGROWN, INC.

                                     INDEX

                                                                                                      PAGE NO.
                                                                                                      --------

                                                  PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED BALANCE SHEET AS OF
  SEPTEMBER 30, 1998 (UNAUDITED)                                                                      3

  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
  SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)                                            4

  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
  SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)                                            5

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                          6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATION                                                                  7-11


                                               PART II             OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                              12

  SIGNATURES                                                                                          13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            ANNIE'S HOMEGROWN, INC.
                          CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                              SEPTEMBER 30, 1998
                     -------------------------------------

                                    ASSETS

CURRENT ASSETS
    CASH AND CASH EQUIVALENTS                                                      $   84,614
    ACCOUNTS RECEIVABLE
       TRADE                                                                           88,568
       RELATED PARTIES                                                                   29,815
    INVENTORY                                                                         981,440
    OTHER CURRENT ASSETS                                                               40,834
                                                                                   ----------

     TOTAL CURRENT ASSETS                                                           1,225,271

OFFICE EQUIPMENT                                                                      178,077
ACCUMULATED DEPRECIATION                                                              (69,980)
                                                                                   ----------
     OFFICE EQUIPMENT, NET                                                            108,097

DUE FROM OFFICER                                                                       75,000
GOODWILL, NET OF AMORTIZATION                                                         586,558
OTHER ASSETS                                                                          182,061
                                                                                   ----------

     TOTAL ASSETS                                                                  $2,176,987
                                                                                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    NOTES PAYABLE                                                                  $   232,885
    CURRENT MATURITIES OF LONG TERM DEBT                                               180,000
    ACCOUNTS PAYABLE, TRADE                                                            905,458
    ADVANCES FROM DISTRIBUTOR                                                           40,840
    ACCRUED EXPENSES                                                                    41,352
    DUE TO EMPLOYEES                                                                    25,307
                                                                                   -----------
     TOTAL CURRENT LIABILITIES                                                       1,425,842

LONG TERM DEBT                                                                         120,000

COMMITMENTS

STOCKHOLDERS' EQUITY
    COMMON STOCK, $.001 PAR VALUE.
     AUTHORIZED 10,000,000 SHARES
     ISSUED 4,660,074 SHARES                                                             4,660
    ADDITIONAL PAID IN CAPITAL                                                       2,306,659
    ACCUMULATED DEFICIT                                                             (1,403,406)
    NOTES RECEIVABLE STOCKHOLDERS                                                     (186,768)
    TREASURY STOCK, 111,906 COMMON SHARES AT COST                                      (90,000)
                                                                                   -----------
     TOTAL STOCKHOLDERS EQUITY                                                         631,145

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 2,176,987
                                                                                   ===========

                            ANNIE'S HOMEGROWN, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                --------------------------        ------------------------------
                                                    1997             1998              1997            1998
                                                ------------    -----------       -------------     ------------

NET SALES                                         $1,771,348     $1,976,958          $2,873,533     $3,197,124

COST OF SALES                                      1,006,822      1,130,956           1,706,319      1,839,525
                                                  ----------     ----------          ----------     ----------

         GROSS PROFIT                                764,526        846,002           1,167,214      1,357,599

OPERATING EXPENSES:
  SELLING                                            470,091        649,303             779,433      1,004,534
  GENERAL AND ADMINISTRATIVE                         249,501        357,423             461,136        682,388
  SLOTTING FEES                                        1,501         23,094              41,593         63,316
                                                  ----------     ----------          ----------     ----------

         TOTAL OPERATING EXPENSES                    721,093      1,029,820           1,282,162      1,750,238
                                                  ----------     ----------          ----------     ----------

         OPERATING INCOME (LOSS)                      43,433       (183,818)           (114,948)      (392,639)

OTHER INCOME (LOSS)
  INTEREST EXPENSE AND OTHER CHARGES                 (10,081)       (34,225)            (23,368)       (67,833)
  INTEREST AND OTHER INCOME                            2,882          2,000               4,791          4,287
                                                  ----------     ----------          ----------     ----------

         INCOME (LOSS) BEFORE INCOME TAX              36,234       (216,043)           (133,525)      (456,185)

INCOME TAX EXPENSE                                       255              -                 505          1,119
                                                  ----------     ----------          ----------     ----------

         NET INCOME (LOSS)                        $   35,979     $ (216,043)         $ (134,030)    $ (457,304)
                                                  ==========     ==========          ==========     ==========


WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING (IN 000'S):
         BASIC                                         4,298          4,548               4,278          4,548
         DILUTED                                       5,031          4,548               4,278          4,548

NET INCOME (LOSS) PER SHARE:
         BASIC                                           .01           (.05)               (.03)          (.10)
         DILUTED                                         .01           (.05)               (.03)          (.10)

                            ANNIE'S HOMEGROWN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                    SIX MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 ------------------------
                                                                   1997            1998
                                                                 -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS)                                             $(134,030)    $(457,304)
    ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
     CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                                 13,134        21,002
       CHANGES IN
         ACCOUNTS RECEIVABLE, TRADE                                (131,052)      (21,394)
         AFFILIATE ACCOUNTS, NET                                     10,840        (9,274)
         INVENTORY                                                  277,205      (160,585)
         OTHER ASSETS                                               (25,619)      (25,343)
         ACCOUNTS PAYABLE, TRADE                                    137,184       473,916
         ACCRUED EXPENSES                                           (42,279)       (6,453)
         ADVANCES FROM DISTRIBUTOR                                 (424,224)       34,364
         DUE TO EMPLOYEES                                              (822)      ( 8,811)
                                                                  ---------     ---------
                NET CASH (USED IN) PROVIDED BY
                OPERATING ACTIVITIES                               (319,663)     (159,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
     ACQUISITION OF TAMARIND TREE BRAND                                   -      (209,712)
     ACQUISITION OF  RAW MATERIALS FOOD CO.                         (19,946)            -
     PURCHASES OF EQUIPMENT                                         (11,518)      (48,948)
                                                                  ---------     ---------
                NET CASH (USED IN) INVESTING ACTIVITIES             (31,464)     (258,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
     NET PAYMENTS ON LINE OF CREDIT                                      --       (46,513)
     BORROWING ON TERM LOAN                                              --       300,000
                                                                  ---------     ---------
                NET CASH (USED IN) PROVIDED BY
                FINANCING ACTIVITIES                                     --       253,487

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (351,127)     (165,055)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      484,464       249,669
                                                                  ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 133,337     $  84,614


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     CASH PAID FOR INTEREST                                       $  23,368     $  67,833
                                                                  =========     =========
     CASH PAID FOR INCOME TAXES                                   $     505     $   1,119
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

NOTE 3 - EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted income/(loss) per common share of the Company's reported net income/(loss) is as follows (in thousands except per share data):

Three Months Ended Sept 30,1997         Net Income   Weighted Average Shares   Per Share Data
-------------------------------------
Basic income per common share                  $36          4,298                   $.01
Stock options                                  ---            733                    ---
Diluted income per common share                $36          5,031                   $.01

Three Months Ended Sept 30, 1998        Net Loss    Weighted Average Shares    Per Share Data
-------------------------------------
Basic loss per common share                $(216)           4,548                   $(.05)
Stock options                                ---              ---                     ---
Diluted loss per common share              $(216)           4,548*                  $(.05)

*For the quarter ended September 30, 1998, stock options for shares of common stock totaling 249 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.


Six Months Ended Sept 30,1997           Net Loss    Weighted Average Shares   Per Share Data
-------------------------------------
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


Six Months Ended Sept 30, 1998          Net Loss    Weighted Average Shares    Per Share Data
-------------------------------------
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

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net sales. Net sales increased by $205,610 or 11.61% from $1,771,348 in 1997 to $1,976,958 in 1998. The net sales increase was the result of new product sales and RMFC sales netted against continuing product sales which decreased due to running a fall promotion in the following quarter. The increase (decrease) in sales is as follows: same product sales are (10.04)%; new products are 19.41% ; Tamarind Tree sales are 0.43%; and RMFC is 1.81%.

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

PART II

                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the stockholders of the Company at the Annual Meeting of Stockholders held on September 14, 1998. The holders of 3,664,840 shares of Common Stock were present or represented by proxy, and accordingly, a quorum was present and matters were voted on as follows:

          (a)       The following persons were elected as directors:

                                                          Votes for          Votes withheld
                                                     -------------------   -------------------
               Ann E. Withey                                   3,663,535                 1,305
             Andrew M. Martin                                  3,662,785                 2,055
         Deborah Churchill Luster                              3,663,585                 1,255
               Brady Bevis                                     3,663,585                 1,255
            Ronald L. Cheney                                   3,663,535                 1,305
            Patrick DeTemple                                   3,663,135                 1,705

          (b) The following resolution was submitted to a vote of the shareholders at the meeting:

          To ratify the designation of KPMG Peat Marwick L.L.P. as independent accountants. The resolution was passed; 3,660,882 shares voting in favor, 650 shares voting against, 3,368 shares abstaining, and 0 broker non-votes.



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


                                    ANNIE'S HOMEGROWN, INC.
                                    -----------------------
                                         (Registrant)




Date:  March 16, 1999               /s/ Paul B. Nardone
                                    ----------------------------
                                        Paul B. Nardone
                                        President and Chief Operating Officer



Date:  March 16, 1999               /s/ Neil Raiff
                                    ----------------------------
                                        Neil Raiff
                                        Chief Financial Officer & Treasurer