Form 10-K405
period 1999-03-31
ANNIES HOMEGROWN INC
filed 1999-07-14
CIK 890818

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended March 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form. [X]

The issuer's revenue for the fiscal year ended March 31,1999 was $8,000,046. As of March 31, 1999, the aggregate market value of the Issuer's voting stock held by non-affiliates was approximately $6,751,038 based on the initial public offering price of Common Stock of $6.00 per share. (The initial public offering price is used because the Company's stock does not trade and there have been no sales within the past 60 days.)

As of June 30, 1999, there were 4,734,768 shares of the Issuer's Common Stock, $.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE
================================================================================

                                    PART I

ITEM 1.  BUSINESS

GENERAL

Annie's Homegrown, Inc. ("Annie's" or the "Company"), which was founded by Ann
E. Withey and Andrew M. Martin, is engaged in the manufacture, marketing and sale of premium all natural macaroni and cheese dinners, all natural pasta meals and other all natural and Organic food products. During the fiscal year ended March 31, 1999, the Company introduced Annie's canned meals, Annie's Organic Pasta & Organic White Cheese and Annie's Peace Pasta with Parmesan.

The Company uses contract packers to manufacture its products according to strict Company specifications, which include the recipe, ingredients, graphics and packaging for the product. The Company's products are sold primarily through distributors to supermarkets and natural and specialty food stores. The Company also manufactures a private label house brand for a specialty retailer, using a formulation of an all-natural white cheddar cheese formula together with elbow macaroni. In the natural food stores, the Company's original products are distributed nationally along with the new products being introduced on a national scale. In the supermarkets, the Company has previously focused its marketing and distribution efforts on the Northeast and West Coast U.S. markets. The Company has continued to expand into the Mid Atlantic, Rocky Mountain and Central U.S. markets. The Company's strategy is to expand its supermarket distribution nationally in addition to developing new and unique all natural food products to sell to its existing customer base.

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

PRODUCTS

The Company manufactures and sells a variety of products under the Annie's name. All of the Company's products are made using premium all natural ingredients. Some of the Company's products use Organic ingredients. The Company's products include:

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

Annie's Bunny ShaPe PaSTa & Yummy Cheese, introduced in September 1997, made with bunny shaped durum semolina pasta and a premium all natural white cheddar cheese.

Annie's Organic Pasta & Organic White Cheddar, introduced in May 1998, made with certified Organic durum wheat pasta shells and premium Organic white Vermont cheddar cheese.

Annie's Peace Pasta with Parmesan, introduced in November 1998, is a "groovy" product that combines durum semolina peace shaped pasta with a premium parmesan cheese that has a hint of garlic and onion. Annie's Peace Pasta with Parmesan comes packaged in a tie-dye box.

These products are typically priced at retail between $1.19 and $1.59 for a package except for the Organic, which is priced at approximately $1.79 per package.

In the quarter ended September 1998, the Company reintroduced a new line of five all natural pasta dinners called Annie's Pasta Meals. The Company responded to consumer requests by adding more pasta and cheese to the box thus utilizing less packaging and giving the consumer a better value. The meals combine different pasta shapes with five sauce recipes with simple cooking directions. Annie's Pasta Meals include the following:

Annie's Rotini with Four Cheese Sauce
Annie's Penne Pasta with Alfredo Sauce
Annie's Radiatore Pasta with Sundried Tomato and Basil Sauce
Annie's Corkscrew Pasta with Savory Herb and Garlic Sauce
Annie's Curly Fettuccine with White Cheddar and Broccoli Sauce

Annie's Pasta Meals are typically priced at retail between $1.59 and $1.99 for a package.

Annie's White Cheddar Popcorn, introduced in the second quarter of 1997, a totally natural, white cheddar popcorn based on the founders' successful white cheddar popcorn recipe. The product is sold in 4 oz. and 1 oz. bags in the natural and mass markets.

In May 1998, Annie's entered the canned meal category with two new meals which retail between $.99 and $1.29:
BernieOs, bunny and O shaped pasta in a tomato and cheese sauce
All Stars, star shaped pasta in a tomato and cheese sauce

On August 27, 1998, Annie's, Inc. acquired certain assets of The Tamarind Tree Ltd. Tamarind Tree produces and markets an ethnic line of heat and serve vegetarian food entrees in the Indian cuisine tradition. The products are as follows:

Curried Garbanzos and Potatoes (Alu Chole)
Golden Lentils with Vegetables (Channa Dal Masala)
Aromatic Lentil Chili (Dal Makhani)
Garden Peas and Mushrooms (Dhingi Mutter)
Tender Spinach and Garbanzos (Saag Chole)
Creamy Vegetable Medley with Nuts (Navratan Korma)
Savory Spinach with Indian Cheese (Palak Paneer)
Spicy Garden Vegetables, (Vegetable Jalfrazi)

Tamarind Tree entrees are typically priced at retail between $3.59 and $3.99 for a package

In the quarter ending September 30, 1997, Annie's acquired Raw Materials Food Company, a producer of all natural organic whole food concentrates. Raw Materials Food Company makes and sells three products under the Living Food name:

Living Food, which is a meal replacement product, strengthens the body by providing 100% organic whole food nourishment, not stimulants. The primary ingredients including grains and seeds are grown on our state of the art hydroponics farm using our proprietary sprouting technology. Living Food sells in a 17.5 oz jar and is typically priced at retail around $29.95.

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

The Company has decided to focus on its core business. In July 1999, the Company sold the RFMC subsidiary to the remaining founder of RMFC for the return of his 30,000 shares of Annie's Homegrown, Inc. common stock and a note for $77,000.

SALES, MARKETING AND DISTRIBUTION

The Company sells its products through distributors to primarily two classes of retailers: (i) supermarket chains, also known as "mass markets;" and (ii) natural and specialty food stores. Selection of new regional markets is based upon consumer profiles, product opportunity and costs of introduction.

In the mass markets, the Company sells in large supermarket chains such as Stop and Shop in New England and Safeway Stores in California. The Company believes it has penetrated all of the major supermarket chains in New England, and sells in several major supermarket chains in New York and California. The Company continues to expand its sales area to include major supermarkets in the Mid-Atlantic, Rocky Mountain, and Central region.

The Company's products are also sold in natural food markets and specialty food stores, such as Whole Foods and Wild Oats, and to select natural and specialty food distributors. Buying practices of natural and specialty food stores are highly selective due to the nature of the retailers, which reflect their customers' demands for both natural and premium quality products. According to Spence Information Services, which is the only sales information service catering to the natural food trade, Annie's was the Number 1 ranked brand, based on total dollar sales, in the Entree and Mixes category with the top two selling items in that category for the year ended February 28, 1999.

In October 1996, the Company signed a master distribution agreement with Liberty Richter, Inc. ("Liberty"). The agreement calls for Liberty to distribute all of the Company's products except for the private label and mail order lines in the continental United States. The Company sells the products to Liberty who sells the products to supermarket chains, natural and specialty food stores and to select natural and specialty food sub distributors who in turn sell to the two classes of trade. Liberty has two warehouses, one located in New Jersey and the other located in California. Liberty distributes and sells Annie's products within the territory utilizing its own sales force that they maintain. In addition, Liberty provides other services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and trade show participation. All promotions and slotting presentations as well as sub-distributors and brokers are subject to Annie's approval.

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

Under the Liberty Agreement, Liberty must distribute any new products that Annie's chooses to distribute through Liberty's channels unless Liberty has a preexisting non-compete provision with another vendor. The contract expires December 31, 1999 with automatic renewals scheduled on a year-to-year basis.

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

The Company's strategy is to continue to expand its supermarket distribution nationally in addition to developing new and unique all-natural food products to sell to its existing customer base. Management believes the Company will benefit from greater trade relations due to Liberty's favorable position with the distributors who serve the supermarket and natural food trade. In addition, Management believes its consolidated distribution with Liberty's other products will provide the Company greater access to key accounts in expansion markets as well as facilitate new product introductions into its existing customers.

For the fiscal years ended March 31, 1998 and 1999, Liberty accounted for approximately 85% and 87%, respectively, of the Company's net sales under the master distribution agreement.

CUSTOMERS

The Company's products are marketed toward mothers, children and young adults. These three groups are the primary purchasers in the macaroni and cheese dinner category. Management believes its customers are people who prefer to buy a natural, better-tasting product and are willing to pay a premium price.

The Company relies primarily on brand loyalty and word of mouth to promote its products. The Company's marketing strategy is designed to encourage customers to try its products for the first time and develop brand loyalty. The Company accomplishes this by continually educating customers about the differences between its all natural products and the competition's products, as well as through product sampling, community giveaways, promotional pricing and account specific marketing events such as buy-one, get-one free promotions.

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

MANUFACTURING

The Company uses a contract packer to manufacture its products according to strict Company specifications, which include the recipe, ingredients, graphics and packaging for the product. The Company has all the components of the products shipped to the contract packer. The Company has never experienced material shortages or delays in the manufacture of its products. However, its products are subject to the inherent risks in agriculture and all of its products must be transported from its manufacturer and are therefore subject to work stoppages and other risks. The Company believes that there are numerous companies that could manufacture its products under its quality specifications without a substantial increase in cost or delay in delivery.

COMPETITION

The industry in which the Company competes is highly competitive. The principal methods of competition in the macaroni and cheese market include pricing, product quality and taste, brand advertising, trade and consumer promotions, packaging and the development of new products. The Company competes not only for consumer acceptance but also for shelf space in supermarkets and natural food stores and for the marketing focus by the Company's distributors, some of which also distribute other competing products. The Company competes in two primary classes of trade: (i) the mainstream supermarket trade, also known as the "mass markets" and (ii) the natural food trade. The macaroni and cheese category in the mass-market trade is highly competitive. The leading brand in the category is Kraft's Original Macaroni and Cheese Dinner (Kraft is owned by Philip Morris Companies, Inc.) which accounted for over 60% of the total dollar sales in the category in 1998 according to Information Resources Infoscan reports. In addition to the Kraft brand, the category is comprised of other products such as Golden Grain (The Quaker Oats Company), private label products (store brands), and several regional brands. Store brands are usually sold at prices well under the Company's products. Most of the companies that compete in the macaroni and cheese category are larger than Annie's and have significantly greater resources.

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

Management believes that the principal bases of competition include price, product quality, taste, reputation and brand loyalty. The Company believes that it competes favorably with respect to these factors, although there can be no assurance that it will be able to continue to do so. The ability of the Company to compete successfully in the future will depend on factors both within and outside its control, including the Company's ability to respond to changing market conditions and the activities of its competitors, to control costs, to introduce successful new products, to grow its customer base, and general market and economic conditions. The Company may not be able to compete successfully with respect to these factors in the future and present competitors or future entrants may successfully compete with the Company in the future, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

PHILOSOPHY AND CORPORATE CULTURE

The Company understands that it has a responsibility to produce profits for its stockholders. However, in addition to its corporate responsibilities, the Company is committed to benefiting the community as a reward for its support. Since its inception, the Company has supported hundreds of non-profit and school groups that helped women, children and the environment. Currently, Annie's continues to support hundreds of non-profit groups through its Community Enrichment Program.

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

The Company has also created and supports the Be Green/(R)/ environmental awareness program. There is a description on each package of the Company's product describing how individuals can help the environment by increasing environmental awareness. Consumers can receive a free Be Green/(R)/ bumper sticker which helps consumers express their support for the environment.

Be Green/(R)/ Magazine is a publication produced by the Company and is a forum whereby the Company can communicate its philosophy, products and community programs. Be Green/(R)/ Magazine features inspiring articles and stories, facts about the environment, coloring pages, comic strips for kids, stories about groups that are helping the environment and society.

The Company also created and supports the Support American Volunteer Efforts (S.A.V.E.) awareness program. Each package of the Company's pasta products describes how individuals can help their community by volunteering. Consumers can receive a free brochure, which helps them express their support for volunteers as well as to identify local opportunities.

In January 1997, the Company entered into an agreement with the Free Willy-Keiko Foundation, Inc. (the "Foundation") concerning the use of the Foundation's mark, "Keiko." The Foundation is a non-profit organization dedicated to the rescue, rehabilitation and attempt to return captive and stranded dolphins and whales to the wild. Under this agreement, the Company has used the Keiko trademarks in conjunction with the promotion and sale of Annie's Mild Cheddar macaroni and cheese dinners. The Company makes a royalty payment of 2.5% of its gross receipts attributable to the sale of products in connection with which it has used the rights of the Foundation to support its programs.

INTELLECTUAL PROPERTY RIGHTS

The Company seeks to protect the value of its trademarks, trade dress, copyrights and trade secrets through licensing and other means. It has the following registered trademarks in the United States: "Bernie-Rabbit of Approval," "Annie's," "Annie's Homegrown," "Annie's Pasta," "Be Green, "BerniOs," and "Tamarind Tree The Taste of India". The Company also uses other trademarks and trade dress for which federal trademark registrations are now pending. The Company uses copyright notices with its packaging, promotional materials and other artwork. All of the Company's suppliers have entered into confidentiality agreements with the Company, pursuant to which they have agreed to keep confidential and not use the Company's trade secrets, including its processes, formulae, ingredients and recipes, except for the benefit of the Company. The Company does not have any patents. The Company believes that it is not infringing on the intellectual property rights of any third party, and it intends to take all necessary and appropriate action to protect against dilution, imitation of its products, packaging, promotional materials and other art work, and to defend such trademarks, copyrights, and trade secrets against such infringements.

In January 1997, the Company entered into an agreement with the Free Willy-Keiko Foundation, Inc. (the "Foundation") concerning the use of the Foundation's mark, Keiko." Under this agreement, the Company has the right to use the Keiko trademarks in conjunction with the promotion and sale of Annie's prepackaged macaroni and cheese dinners. The Agreement continues until January 31, 2000. The Company makes a royalty payment of 2.5% of its gross receipts attributable to the sale of goods in connection with which it has used the rights of the Foundation to support its programs.

REGULATION

The production and marketing of the Company's products are subject to the rules and regulations of various federal, state, and local heath agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of the Company's products.

EMPLOYEES

As of June 30, 1999, the Company had twelve employees: three general management employees, two salespeople, three sales and marketing support, and four operations including financial management. The Company has never participated in a collective bargaining agreement. Management believes the relationship it has with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company leases 3,400 square feet at 395 Main Street, Wakefield, Massachusetts and leased 600 square feet of office space at 200 Gate Five Road, Suite 211, Sausalito, California. The Sausalito lease expired on June 15, 1998. The Wakefield lease expires on May 31, 2003. The lease has a monthly base rent of approximately $3,000 (which increases approximately 5% each year) plus an additional amount due for its portion of the real estate taxes and building expenses. The Company believes that its properties are adequately covered by insurance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual meeting of stockholders held on September 14, 1998, the Company's stockholders:

     (i) Elected the following persons as Directors of the Company to serve a one-year term:

                                        Total Vote For  Total Vote Withheld
                                        Each Director   From Each Director
                                        --------------  -------------------
          Ann E. Withey                    3,663,535           1,305
          Andrew Martin                    3,662,785           2,055
          Deborah Churchill Luster         3,663,585           1,255
          Brady Bevis                      3,663,585           1,255
          Patrick DeTemple                 3,663,135           1,705
          Ronald L. Cheney                 3,663,535           1.305


     (ii) Ratified the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending March 31, 1999. With respect to such matter, the votes were as following: 3,660,882 shares voted for the proposal, 650 shares voted against the proposal, and 3,368 shares abstained from voting on the proposal.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $.001 par value, is not listed on any public securities exchange and does not trade in any other public market.

The approximate number of record holders of the Company's Common Stock as of March 31, 1999 was 2,580. The Company has never paid a cash dividend with respect to its shares of the Common Stock. The loan agreements with the financial institution prohibit paying dividends. Therefore, the Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying cash dividends on its shares of Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The Company has developed the following premium macaroni and cheese dinners:
Annie's Shells and Cheddar, Annie's Alfredo, Annie's Whole Wheat Shells and Cheddar, and Annie's Mild Mexican, Annie's Pizza Pasta, Annie's Mild White Cheddar, Annie's Family Size and Annie's Bunny ShaPe PaSTa & Yummy Cheese. The Company also developed a new line of all natural pasta meals (Annie's Pasta Meals) which combine different pasta shapes with five sauce recipes in a simple cooking recipe. During the fiscal year ended March 31, 1999, the Company introduced Annie's canned meals, Annie's Organic Pasta & Organic White Cheese and Annie's Peace Pasta with Parmesan. The Company also has an agreement with a specialty retailer to provide a private label house brand using an all-natural white cheddar cheese formula together with elbow macaroni.

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

Using the Company's sales and marketing presentation, Liberty, through its food brokers, presents the Company's products to the supermarket or distributor buyer. The key competitive factors in influencing a purchasing decision by the buyer include the product quality, packaging, sales history, profitability and consumer demand. If a buyer decides to accept the product, other issues such as the cost of acquiring shelf space (slotting fees) and the Company's specific commitments to marketing programs are negotiated. Introductory slotting fees and marketing programs often vary from customer to customer. Emphasizing the selling features of its products, the Company, through Liberty and its brokers, attempts to negotiate the lowest slotting cost. Slotting fees can take the form of cash payments and/or free product allowances. Utilizing both Liberty's and the brokers' knowledge regarding specific accounts, the Company tailors its introductory marketing program to each new account.

Under the Liberty Agreement, Liberty must distribute any new products that Annie's chooses to distribute through their channels unless Liberty has a preexisting non-compete provision with another vendor. The contract expires December 31, 1999 with automatic renewals scheduled on a year to year basis.

On July 31, 1997, RMFC Acquisition Corp, a wholly owned subsidiary of the Company, merged with Raw Materials Food Company ("RMFC"), with RMFC as the surviving corporation. This transaction allowed the Company to acquire all the outstanding shares of RMFC, a Colorado based whole food supplement company, for stock valued at $360,000 and paid acquisition costs. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of assets acquired, including goodwill, was $437,555, and the liabilities assumed totaled $52,610. Goodwill of $400,184 is being amortized over 20 years on the straight-line basis. The operating results of RMFC have been included in the consolidated statements of operations from the date of acquisition. The Company has decided to focus on its core business. In July 1999, the Company sold the RFMC subsidiary to the remaining founder of RMFC for the return of his 30,000 shares of Annie's Homegrown, Inc. common stock and a note for $77,000.

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

The purchase price was comprised of cash in the amount of $200,000, legal fees in the amount of $71,038, current year royalty payments of $10,109, an advance against royalties in the amount of $75,000, and future royalties and overrides. The royalties are payable by the Company to Tamarind Tree for five years at the rate of 6% annually on "adjusted net sales." Additionally, overrides are payable by the Company to Tamarind Tree for five years at the rate of 2% of all sales of certain products and sales in excess of a certain minimum amount of other products. The royalty payments will be accounted for as additional consideration for the purchase of the assets and will be recorded as additional goodwill as the future royalties are earned. The Company has capitalized the payments of $271,038 and $13,480 of royalties earned subsequent to the acquisition as goodwill.

The Company financed the acquisition of Tamarind Tree by entering into a $300,000 term loan with Fremont Financial Corporation. The interest rate on the loan is prime rate plus 3% (10.75% at March 31, 1999) and calls for 20 monthly principal payments of $15,000 commencing October 1, 1998. The loan is secured by all of the assets of the Company including a security interest in the Tamarind Tree Brand, and is guaranteed by the two largest stockholders of the Company.

The operating results of Tamarind Tree have been included in the consolidated statements of operations from the date of acquisition. Proforma combined results of operations of the Company and Tamarind Tree on the basis that the acquisition had taken place on April 1, 1997 are not presented since the effects are not material.

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

The Company's sales strategy is to continue to expand its supermarket distribution nationally in addition to developing new and unique all-natural and organic food products to sell to its existing customer base. The Company believes the greater trade relations due to Liberty's favorable position with the distributors who serve the supermarket and natural food trade benefits the Company. Management believes its consolidated distribution with Liberty's other products provide the Company greater access to key accounts in expansion markets as well as facilitate new product introductions into its existing customers. For the fiscal years ended March 31, 1998 and 1999, Liberty accounted for approximately 85% and 87%, respectively, of the Company's net sales under the master distribution agreement.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations (see Financial Statements and related Notes) for the years indicated:

                                               YEARS ENDED MARCH 31,
                                               ---------------------
                                                  1998       1999
                                               ---------  ----------
     STATEMENTS OF OPERATIONS DATA:
     Net sales...............................    100.00%    100.00 %
     Cost of sales...........................     58.13      55.98
     Gross profit............................     41.87      44.02
     Selling expenses........................     26.10      30.63
     General and administrative expenses.....     14.08      18.78
     Write off of goodwill...................      0.00       4.71
     Slotting fees...........................      0.95       2.14
     Compensation of outside directors.......      0.00       0.26
     Operating income (loss).................      0.74     (12.50)
     Interest expense and borrowing charges..      0.80       2.15
     Interest and other income...............      0.13       0.17
     Income tax expense......................      0.01       0.01
     Net income (loss).......................      0.06     (14.49)

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

NET SALES. Net sales increased by $1,207,869 or 17.78% from $6,792,177 in 1998 to $8,000,046 in 1999. The net sales increase was primarily a result of sales growth of existing products in existing stores (5.60%), new products (6.30%), sales from Tamarind Tree (4.00%) and sales by RMFC (1.88%). In the natural food stores, the Company's original products are distributed nationally along with the new products being introduced on a national scale. The Company believes that it has penetrated all major supermarket chains in the New England states, and sells in several major supermarket chains in New York and California. The Company continues to expand its supermarket business into the Mid-Atlantic, the Rocky Mountain and Central U.S. regions.

GROSS PROFIT. As a percentage of net sales, gross profit increased from 41.87% in 1998 to 44.02% in 1998. This increase was primarily the result of the product mix as well as reduced raw material costs. The newer products that have been introduced over the years produce a higher gross profit.

SELLING EXPENSES. Selling expenses increased by $677,049 or 38.18% from $1,773,218 in 1998 to $2,450,267 in 1999 and increased as a percentage of net sales from 26.10% in 1998 to 30.63% in 1999. The increase in selling expenses reflected an increase in spending in marketing costs, including price reductions and trade show appearances, associated with the continued roll-out of the Company's new products in 1999 as well as a consumer awareness program in the greater Boston area. The Company also had an increase in selling expenses from the new line of Tamarind Tree products. The Company maintained the same number of personnel to sell and support its products and customer base. Freight costs remained level due to efficiencies of larger customer orders and customers picking up orders despite the customer base expanding away from Liberty's warehouses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $546,639 or 57.18% from $956,043 in 1998 to $1,502,682 in 1999 and increased as a percentage of net sales from 14.08% in 1998 to 18.78% in 1999. The increase in general and administrative expenses is primarily a result of increased spending in six areas: (i) hiring an investment banker; (ii) increase in expenses resulting from the acquisitions of RMFC and Tamarind Tree; (iii) increased payroll costs and related benefits; (iv) increase in professional fees due to a change of year end; (v) increase in rent from the new lease commitment at the corporate offices in Massachusetts; and (vi) charges attributable to previously deferred organizational and offering expenses incurred by the Company in connection with a planned secondary offering of the Company's Common Stock.

WRITE-OFF OF GOODWILL. The Company has decided to focus on its core business. Subsequent to the fiscal 1999 year end, the Company sold its RMFC operations for consideration that would not be sufficient to allow the Company to recover its goodwill. Accordingly, the 1999 statement of operations reflects a write-off of the unamortized balance of goodwill of $376,785 at March 31, 1999.

SLOTTING FEES. Slotting expenses increased by $106,528 or 165.54% from $64,351 in 1998 to $170,879 in 1999, and increased as a percentage of net sales from 0.95% in 1998 to 2.14% in 1999. The increase was due to the Company's decision to continue with its expansion plan by purchasing additional shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

COMPENSATION OF OUTSIDE DIRECTORS. In 1999, $21,000 in compensation was recorded for the three outside directors of the Company to cover current and prior year services. The Company pays no compensation for its directors who are also employees of the Company.

INCOME TAX EXPENSE. Income tax expenses results from the payment of minimum taxes in the required states that the Company has deemed to do business in. The Company has a net operating loss carryforward, which for accounting purposes has been fully reserved and therefore not recognized.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through a public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At March 31, 1999, the Company had working capital deficit of $608,604. At March 31, 1998, the Company had a working capital balance of $443,796. The net decrease in working capital was primarily attributable to funding operating losses for the current period as well as the acquisition of the Tamarind Tree Brand.

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

Net cash used by operating activities for the year ended March 31, 1999 was $315,611 consisting primarily of funding operating losses for the period and increasing inventory offset by an increase in accounts payable and distributor advances.

Net cash used in investing activities consisted of capital expenditures totaling $411,306 which related to the purchase of the Tamarind Tree Brand ($356,147) and the purchase of plates and dies for the new products as well as office equipment ($55,157).

The Company negotiated a line of credit with a financial institution for $600,000, which closed on February 3, 1998 ("Line of Credit"). The Line of Credit is for a term of two years and is secured by all of the assets of the Company and guaranteed by the two largest stockholders of the Company. In August 1998, the Company increased the Line of Credit to $900,000 and signed a Term Loan for an additional $300,000 to purchase the Tamarind Tree Brand. As of March 31, 1999, the Company had $628,269 outstanding on the Line of Credit and $210,000 on the Term Loan.

In September 1998, the Company hired an investment banker to explore strategic opportunities to maximize stockholder value.

On November 13, 1998, the Company terminated the employment contract with one of the founders of RMFC and repurchased all 30,000 shares of his Annie's Homegrown, Inc. common stock. The non-competition agreement with the founder continues. In July 1999, the Company sold the RFMC subsidiary to the remaining founder of RMFC for the return of his 30,000 shares of Annie's Homegrown, Inc. common stock and a note for $77,000.

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

In July 1999, the Company's Board of Directors approved a cost reduction plan that intends to save the Company approximately $300,000 in expenses for the fiscal year ended March 31, 2000. The plan calls for a reduction in personnel, which reduces payroll and related benefits. It also calls for a consolidation of the Company's operations into the Wakefield office. Some of the reductions took place in April 1999 with the balance of the reductions taking effect starting in July 1999.

YEAR 2000 COMPLIANCE

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

OTHER MATTERS

The Financial Accounting Standards Board recently issued SFAS No. 131, Disclosures about Segments of an Enterprises and Related Information. This statement establishes standards for reporting operating segments of publicly traded business enterprises in annual and interim financial statements and requires those enterprises report selected information about the operating segments. This statement supercedes SFAS No. 14, Financial Reporting for Segments of a Business, but retains the requirement to report information about major customers. The Company adopted SFAS No. 131 for the fiscal year beginning April 1, 1998. The adoption of this statement has no impact on the presentation of the Company's consolidated financial statements as the company is one reportable segment.

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

FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-KSB) may contain statements which are not historical facts, so called "forward-looking statements", which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-KSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward-looking statements. In particular, statements made above in "Item 2. Description of Property" relating to the suitability of the Company's facilities and equipment for future operations and the availability of additional facilities and equipment in the future and in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of funds for the Company's working capital requirements during 1999-2000 and the Company's expectation that future cash flow will continue to be provided from operations will have any significant impact on its business may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

RELIANCE ON NEW PRODUCTS/NATIONAL EXPANSION STRATEGY

The Company's strategy is to expand its sales by developing new products to sell to its existing consumer base, purchase existing all natural brands, or purchasing shelf space (slotting fees) at major supermarket chains. The introductory slotting fees are required by most retailers and are fully expensed at the time of new product introductions. The Company must then implement marketing programs and promotions, as well as rely upon customers' perception of quality, value and approval of the Company's business philosophy and style, to generate sufficient initial and repeat sales, and to provide profit to the retailer. If that profitability is not demonstrated to the retailer's satisfaction, or if other products are considered more profitable to the retailer, the Company could lose its shelf space at certain retail markets following the trial period. In 1989, the Company lost one retailer after having paid introductory slotting fees. To date, the Company has not lost any other retailer for which it had acquired shelf space.

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

PRODUCT LIABILITY

Food products, including the Company's, are subject to certain hazards, such as contamination. The Company maintains product liability insurance, which may or may not be sufficient to pay any losses for which the Company could potentially be held liable. From inception through July 12, 1999, no product liability claims have been made against the Company.

LIMITED OPERATING HISTORY; LOSSES

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a very small profit or at a loss for its entire history and there can be no assurance of it ever achieving consistent profitability. Future events, including management's ability to adjust to greater complexities, unanticipated expenses, increased price competition, interruptions of supplies, unfavorable economic conditions or decreased consumer demand for natural food products could have a material adverse effect on the Company's future operating results. Future product sales may not meet the Company's expectations and that the Company may not be profitable in the future.

DEPENDENCE ON MASTER DISTRIBUTOR

In October 1996, the Company signed a master distribution agreement with Liberty Richter, Inc. ("Liberty"). The Liberty Agreement calls for Liberty to distribute all of the Company's products except for the private label and mail order lines in the continental United States. The Company will sell substantially all of its products to Liberty who in turn sells the products to its two main classes of trade: (i) supermarket chains and (ii) natural and specialty food stores. The Liberty Agreement expires on December 31, 1999 but automatically renews for a twelve months period unless terminated by September 15 of the then current year. Management also believes the Company benefits from greater trade relations due to Liberty's favorable position with distributors who serve the supermarket and natural food trade. Management believes its consolidated distribution with Liberty's other products provide the Company greater access to key accounts in expansion markets as well as facilitate new product introductions into its existing customers. The ability of the Company to achieve its operating plan will be largely dependent on the ability of Liberty to sell the Company's products and execute its business strategy. The loss or termination of the Liberty Agreement or the inability of Liberty to execute the Company's strategy may have a material adverse effect on the Company's business, results of operations, and financial condition.

DEPENDENCE ON SUPPLIERS AND PACKERS

The Company does not own a production facility. The Company's pasta products are produced according to the Company's specifications pursuant to certain supply contracts. The ingredients are packaged by packers, and shipped to the distributor's public warehouses via common carrier.

PRODUCT COSTS, RISK OF INTERRUPTIONS AND MARKET PRICE FLUCTUATIONS

The Company's operating results and financial condition may be adversely affected by market fluctuations in the cost of its raw materials, particularly durum wheat and cheese. Raw materials costs are determined by a constantly changing market over which the Company has no control. Cost fluctuations in the open market could increase the Company's product costs and adversely affect its operations. Interruptions in supplies of certain agricultural commodities to the Company's suppliers, or transportation to and from the suppliers, packers, distributors and customers, by natural disasters or other causes, could have a material adverse effect on the Company's success.

DEPENDENCY ON FOUNDER AND OTHER EMPLOYEES

The Company seeks to employ a minimum number of employees to limit operating costs. The loss of any key person or persons could affect the success of the Company unless and until new personnel could be hired and trained. The success of the Company is also dependent upon its ability to hire and retain its managers and executive officers. Competition for such personnel is intense, and the Company may not be able to hire or retain such necessary management and executive personnel. Ann E. Withey, the Company's co-founder and Inspirational President, is particularly identified with the Company and its products. The Company has no employment agreement with Ms. Withey, who presently devotes most but not all of her time and effort to the Company. The loss of the services of Ms. Withey could have a material adverse effect on the Company. In addition, the Company considers Mr. Nardone, the President and Chief Operating Officer, a key employee. The Company maintains an employment agreement with Mr. Nardone through December 31, 1999. The loss of the services of Mr. Nardone could have a material adverse effect on the Company.

FUTURE CAPITAL NEEDS; ADDITIONAL FUTURE FUNDING

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a very small profit or at a loss for its entire history and there can be no assurance of it ever achieving consistent profitability. The Company had a working capital deficit at March 31, 1999 of $605,570. The Company may still require additional working capital in the future and there can be no assurance that such working capital will be available on acceptable terms, if at all. In addition, the Company needs additional capital in the future to fully implement its business strategy as set forth herein. If such capital is unavailable either because of general market conditions or the results of the Company's operations, the Company will have to continue to scale back either its investments in new products, or its national supermarket expansion, or both.

PROTECTION OF TRADEMARK RIGHTS

The Company regards its trademarks, service marks, trade dress, trade secrets and other intellectual property, including without limitation, "Bernie Rabbit of Approval(R)", "Annie's(R)", "Annie's Homegrown(R)", "Annie's Pasta(R)", "Be Green(R)", and "Tamarind Tree The Taste of India", as material to the Company's success due to such property's name recognition with its customers. The Company's intellectual property is protected by common law, as well as by registration and contract. The Company intends to take action to protect against imitation of its products and to protect its intellectual property rights as necessary. Litigation, which could result in substantial cost to, and diversion of effort by, the Company, may be necessary to protect the Company's intellectual property rights or to determine the enforceability, scope and validity of the proprietary rights of others.

COMPANY DONATIONS MAY AFFECT GROWTH AND EXPANSION

The Company's philosophy includes a commitment to social and environmental responsibility as evidenced by support of community organizations through product give-a-ways and donations, as well as time and effort. The Company intends to donate a percentage of certain product proceeds to such organizations. No assurance can be given that these donations will not adversely affect the Company's growth and expansion plans.

ITEM 7.  FINANCIAL STATEMENTS

Please refer to pages F-1 through F-16
Independent Auditors' Report
Consolidated Balance Sheets at March 31, 1998 and 1999
Consolidated Statements of Operations for the Years ended March 31, 1998 and
1999
Consolidated Statements of Stockholders' Equity (Deficit) for the Years ended March 31, 1998 and 1999
Consolidated Statements of Cash Flows for the Years ended March 31, 1998 and
1999
Notes to Consolidated Financial Statements at March 31, 1998 and 1999

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, KEY PERSONS AND DIRECTORS

The executive officers and directors of the Company as of July 12,1999 are as follows:

NAME                          AGE                     POSITION
----------------------------  ---  ---------------------------------------------
  Ann E. Withey                36  Inspirational President and Director
  Andrew M. Martin             45  Chairman
  Paul B. Nardone              31  President, Chief Operating Officer and
                                     Director
  Deborah Churchill Luster     37  Secretary and Director
  Neil Raiff                   41  Chief Financial Officer and Treasurer
  Brady Bevis                  55  Director
  Patrick DeTemple             47  Director
  Ronald L. Cheney             63  Director

ANN E. WITHEY co-founded the Company in 1989 and is currently a director and the Company's Inspirational President. Ms. Withey has served as a director of the Company since 1989. Ms. Withey's responsibilities also include new product development and consumer correspondence and relations. Ms. Withey was co-founder of Smartfood, Inc. and creator of the original recipe for Smartfood Popcorn. Smartfood Inc. was sold to Frito-Lay, a division of PepsiCo, in 1989. Ms. Withey and her husband own and operate a small organic produce farm in Connecticut. Ms. Withey actively supports a variety of programs that benefit women, children, education and the environment. Ms. Withey holds a B.A. degree from the University of Connecticut.

ANDREW M. MARTIN co-founded the Company, and since 1989, has been the Company's Chairman. He has also served as the Company's Chief Executive Officer until July 1999. Mr. Martin participates in all aspects of the Company's development, including strategic planning, product development, finance, management, sales and marketing. Mr. Martin was a co-founder, President and Chairman of Smartfood, Inc. Currently, Mr. Martin intends to spend approximately 100% of his time in New Zealand and communicates with the Company via phone, fax and E-mail. Mr. Martin actively supports a variety of programs that benefit women, children, education, and the environment. He has also created several successful programs to benefit the homeless and the environment including S.A.V.E., Be Green(R), Bottle Bag, and Annie's community programs.

PAUL B. NARDONE is currently the Company's President and Chief Operating Officer. In July 1999, Mr. Nardone was elected to the Board of Directors. Mr. Nardone is responsible for managing the Company's strategic plan. In 1988, Mr. Nardone founded The Olde Boston Snacks brand. In 1990, Mr. Nardone founded New England Snacks, Inc., a regional snack food distributorship. In March, 1992, New England Snacks, Inc. was sold to Alternative Distributors where Mr. Nardone served as Vice President of sales until joining the Company in 1993. Mr. Nardone holds a B.A. degree in Political Science from Tufts University in Medford, Massachusetts.

DEBORAH CHURCHILL LUSTER is currently serving as the Company's Secretary. She has been a director since 1991. She has also served as the Company's President from October 1991 through October 1996. Ms. Churchill Luster was employed by the Company on a part-time basis. Her responsibilities include serving as a spokesperson for the Company, its products and philosophy. She has been honored as a speaker by many groups on behalf of issues relating to women, business and the environment. Prior to joining the Company in May 1990, Ms. Churchill Luster was a District Loan Officer, in charge of all loan operations in Northern California, with Glendale Federal Bank of San Mateo California. Ms. Churchill Luster holds a B.A. in Economics from the University of California at Santa Barbara.

NEIL RAIFF, CPA is the Company's Chief Financial Officer and Treasurer. From 1989 to September 1994, Mr. Raiff served in this capacity on a contractual basis. In October 1994, Mr. Raiff became a part-time employee, and in May 1995 he joined the Company as a full-time employee. Mr. Raiff is responsible for all financial and administrative functions including financial forecasting and strategic planning, expense control, accounting, and banking and insurance relationships. From 1991 to May 1995, Mr. Raiff was self employed as a CPA in private practice. Mr. Raiff holds a B.S. in Accountancy from Bentley College in Waltham, Massachusetts.

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

PATRICK DETEMPLE has been a director of the Company since September 1996. Since 1996, Mr. DeTemple has been Geographic Information Systems Manager for the City of Berkeley, CA. Mr. DeTemple has extensive experience in community, labor and political organizing, negotiations, and campaigns. In these capacities he has worked with labor organizations community groups and political organizations. In 1989 and 1990 Mr. DeTemple served as National Field Director for Earth Day 1990. From 1981 to 1985, Mr. DeTemple served as Assistant Counsel and later Deputy Counsel for the Rent Board of the City of Cambridge, Massachusetts. He has also practiced immigration law, served as a senator's chief of staff in the Massachusetts State House and traveled, worked, wrote and spoke extensively in regard to events in Central America and the Philippines during the 1980's. Mr. DeTemple holds a B.A. degree in Political Science from Brown University, a J.D. degree from Northeastern University and a M.P.A. from the John F. Kennedy School of Government at Harvard University. Mr. DeTemple is an inactive member of the Massachusetts and California Bars.

RONALD L. CHENEY has been a director of the Company sine 1998. He is a co-principal of an unregistered investment fund. He retired from his practice of law in 1996. Prior to his retirement, Mr. Cheney worked for the last ten years as a sole practitioner specializing in the area of securities law. Mr. Cheney has been a panelist at discussions on securities litigation, lectured in law school, and published articles on securities law. Mr. Cheney holds a B.A. degree from Yale University and his LLB from Harvard Law School.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not Applicable

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended March 31, 1999, March 31, 1998, and March 31, 1997, certain compensation paid by the Company, including salary, bonuses and certain other compensation, to its Chief Executive Officer and all other executive officers whose annual compensation for the year ended March 31, 1999, 1998, and 1997 exceeded $100,000 (the "Named Executive Officers"). The values reported for the fiscal year ended March 31, 1997 have been adjusted to give effect to a change in the Company's fiscal year from December 31 to March 31, effective as of March 27, 1997.

SUMMARY COMPENSATION TABLE

         NAME AND                                              SECURITIES UNDERLYING        ALL OTHER
    PRINCIPAL POSITION      YEAR  SALARY /(1)/   BONUS /(2)/       OPTIONS /(2)/          COMPENSATION
                                     ($)           ($)                  (#)
------------------------------------------------------------------------------------------------------
ANDREW M. MARTIN            1999    $121,500      $    --                --              $35,949 /(4)/
Chairman and Chief          1998      82,500           --                --               22,278 /(4)/
 Executive Officer/(3)/     1997      79,500           --                --               12,682 /(4)/

ANN E. WITHEY               1999    $ 94,500      $    --                --              $13,528 /(5)/
Inspirational President     1998      73,500           --                --                   --
                            1997      79,500           --                --                   --

PAUL NARDONE                1999    $109,000      $33,852                --                   --
President, Chief            1998      69,500       19,288                --                   --
Operating Officer           1997      65,500        7,958                --                   --

NEIL RAIFF                  1999    $100,500      $    --                --                   --
Chief Financial Officer,    1998      61,500           --                --                   --
Treasurer                   1997      60,000           --                --                   --

(1) Amounts shown do not include the cost to the Company of personal benefits, the value of which did not exceed 10% of the aggregate salary and bonus compensation for each Named Executive Officer.

(2) Pursuant to an Employment Agreement between Mr. Nardone and the Company dated November 26, 1996, Mr. Nardone receives a quarterly cash bonus and a fixed number of stock options based on the amount by which the Company's actual performance exceeds budget during the preceding quarter. Mr. Nardone has earned, and is owed, stock options to purchase 37,500 shares of Common Stock. Such stock options have not been granted by the Board of Directors. When approved by the Board, these options will be granted under the Company's stockholder-approved 1996 Stock Plan at the fair market value as of the date of grant.

(3)  Mr. Martin served as Chief Executive Officer until July 1999.

(4) Other compensation to Mr. Martin includes imputed interest on indebtedness to the Company, the personal portion of rent and telephone expenses paid by the Company on Mr. Martin's behalf and the forgiveness of the Stock Option Loan from October 1997. See "Certain Relationships and Related Transactions."

(5) Other compensation to Ms. Withey includes the forgiveness of the Stock Option Loan from October 1997.

OPTION GRANTS IN LAST FISCAL YEAR

No stock options were granted to the Named Executive Officers during the 1999 fiscal year.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal years ended March 31, 1999, March 31, 1998 and March 31, 1997 and unexercised options held as of the end of fiscal 1999. The values reported for the fiscal year ended March 31, 1997 have been adjusted to give effect to a change in the Company's fiscal year from December 31 to March 31, effective as of March 27, 1997.

                                                                                        NUMBER OF             VALUE OF
                                                                                       SECURITIES           UNEXERCISED
                                                                                       UNDERLYING          IN-THE-MONEY
                                                                                       UNEXERCISED          OPTIONS AT
                                                                                      OPTIONS AT FY-       FY-END ($)(1)
                                                                     SHARES ACQUIRED  END EXERCISABLE/      EXERCISABLE/
NAME                                                     YEAR        ON EXERCISE       UNEXERCISABLE       UNEXERCISABLE
----                                                     ----        ---------------  ----------------  --------------------
     Andrew M. Martin.............................       1999            101,959          37,302/0         $    3,730/$0
     Chairman and Chief Executive Officer (2).....       1998             84,552         139,261/0         $  513,015/$0
     .............................................       1997                 --         268,874/0         $1,177,540/$0

     Ann E. Withey................................       1999             71,620          15,667/0         $    1,567/$0
     Inspirational President......................       1998             84,552          87,287/0         $  359,309/$0
     .............................................       1997                 --         171,839/0         $  798,979/$0

----------
(1) Calculated based on the initial public offering price of the Company's Common Stock ($6.00), minus the exercise price of the option. (The initial public offering price is used because the Company's stock does not trade and there have been no sales within the past 60 days.)

(2)  Mr. Martin served as Chief Executive Officer until July 1999.

DIRECTOR COMPENSATION

Non-employee Directors are paid a fee for their services as a director through the next annual meeting. The Company pays no compensation for its directors who are also employees of the Company. Directors may also be reimbursed for certain expenses in connection with attendance at Board and committee meetings.

1996 STOCK  PLAN

On October 28, 1996, the Company adopted a 1996 stock option plan (the "1996 Plan"). The purpose of the 1996 Plan is to encourage ownership of Common Stock of the Company by officers, key employees, directors, consultants and other persons not employed by the Company. Pursuant to the 1996 Plan, the Company may grant incentive stock options and non-qualified stock options to the Company's employees, officers, directors and consultants. A total of 200,000 shares of Common Stock were reserved for issuance under the 1996 Plan. The Board of Directors is authorized to determine the employees, officers, directors and consultants to whom options are granted and the number of shares for each option. The Board also interprets the 1996 Plan and the options granted thereunder and is authorized to adopt, amend or rescind the rules and regulations and make all other determinations necessary or advisable for the administration of the 1996 Plan. At March 31, 1998, no options were issued under this 1996 Plan. The 1996 Plan may be amended at any time by the Board, although certain amendments would require stockholder approval.

The Board has the discretion to determine the extent to which an option may be exercised in part and the extent to which any part may or may not be exercised prior to expiration of specified periods of time after the grant. However, no option shall be exercisable to any extent after the expiration of ten years (five years in the case of an incentive stock option granted to a greater than 10% stockholder). If the optionee terminates his or her services with the Company, the optionee must exercise the option within the earlier of the expiration date of such option or within 90 days of termination of services for any reason other than death or disability. In the event of death or retirement, the incentive stock option shall terminate at the earlier of such date of expiration or within 180 days and 90 days respectively following such event. The exercise price of incentive stock options granted under the 1996 Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. The exercise price of incentive stock options granted to an optionee who owns stock possessing more than 10% of the Company's Common Stock must equal at least 110% of the fair market value of the Common Stock on the date of grant.

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

The Board has the discretion to determine the extent to which an option may be exercised in part and the extent to which any part may or may not be exercised prior to expiration of specified periods of time after the grant. However, no option shall be exercisable to any extent after the expiration of ten years (five years in the case of an incentive stock option granted to a greater-than 10% stockholder). If the optionee terminates his or her services with the Company, the optionee must exercise the option within the earlier of the expiration date of such option or within 30 days of termination of services for any reason other than death, retirement or disability. In the event of death or retirement, the incentive stock option shall terminate at the earlier of such date of expiration or within 180 days and 90 days respectively following such event. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. The exercise price of incentive stock options granted to an optionee who owns stock possessing more than 10% of the Company's Common Stock must equal at least 110% of the fair market value of the Common Stock on the date of grant.

As of March 31, 1999, options to purchase an aggregate of 120,088 shares were outstanding at exercise prices per share ranging from $5.10 to $5.90, and 12,338 shares of Common Stock were available for future grants under the Plan. The Plan may be amended at any time by the Board, although certain amendments would require stockholder approval. The Plan will terminate in January, 2000, unless earlier terminated when the total amount of Common Stock with respect to which options may be granted shall have been issued upon the exercise of options or by action of the Board, whichever shall occur first.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of July 12, 1999, for (i) each stockholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock; (ii) each director; and
(iii) all directors and executive officers as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

DIRECTORS,                                     SHARES
EXECUTIVE OFFICERS                          BENEFICIALLY            PERCENTAGE OF
AND 5% STOCKHOLDERS(1):                     OWNED (2)(3)    COMMON SHARES OUTSTANDING (4)
----------------------------------------  ----------------  ------------------------------
  Ann E. Withey (5)
  c/o Annie's Homegrown, Inc.
  395 Main Street
  Wakefield, MA  01880..................     1,704,209                35.87%

  Andrew Martin (6)
  c/o Annie's Homegrown, Inc.
  925 Lakeville Street Suite 145
  Petaluma, CA  94952...................     1,714,993                35.94%

  Deborah Churchill Luster (7)..........       149,092                 3.14%

  Brady Bevis (8).......................        11,000                   *

  Patrick DeTemple......................             0                   *

  Ronald L. Cheney......................        52,238                 1.10%

  Paul B. Nardone (9)...................         9,699                   *

  Neil Raiff (10).......................        57,632                 1.22%

  All directors and executive officers
          as a group (8 persons) (11)...     3,698,863                76.68%

----------------
*    Less than 1% of total voting securities
(1) Pursuant to rules of the Securities and Exchange Commission ("SEC"), addresses are provided only for 5% beneficial owners.
(2) Except as otherwise noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares as owned, based on information provided to the Company by the persons or entities named in the table.
(3) Shares of Common Stock subject to options exercisable within 60 days of July 12, 1999 are deemed outstanding for computing the percentage of the person or group holding such securities.
(4) Percentage of beneficial ownership is calculated on the basis of the amount of outstanding securities at March 31, 1999 (4,734,768) plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options or other rights.
(5) Includes 15,667 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's 1990 Incentive Stock Option Plan. All Ms. Withey's Common Stock is subject to the Irrevocable Stock Transfer Instructions signed July 25, 1995. Also, Ms. Withey stock loans are secured by the Common Stock exercised under the Option Loan Agreements.

(6) Includes 37,302 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's 1990 Incentive Stock Option Plan. All Mr. Martin's Common Stock is subject to the Irrevocable Stock Transfer Instructions signed July 25, 1995. In addition, 25,000 shares of Common Stock are security for a $75,000 note receivable to the Company. Also, Mr. Martin's stock loans are secured by the Common Stock exercised under the Option Loan Agreements.
(7) Includes 11,191 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's 1990 Incentive Stock Option Plan; includes 3,000 shares held in trust for her minor child as to which Ms. Churchill Luster is the custodian; and 600 shares held jointly with her husband. Also, Ms. Churchill Luster's stock loans are secured by the Common Stock exercised under the Option Loan Agreements.
(8) Includes 10,000 shares of Common Stock issuable upon exercise of options granted Ms. Bevis as part of her Directors Compensation.
(9) Includes 9,699 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's 1990 Incentive Stock Option Plan
(10) Includes 5,409 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's 1990 Incentive Stock Option Plan
(11) Includes 89,268 shares of Common Stock issuable upon exercise of certain options granted to directors and executive officers pursuant to the Company's 1990 Incentive Stock Option Plan. Includes 36,000 shares subject to options exercisable at $2.00 per share granted to Mr. Nardone on August 31, 1993 by Mr. Martin and Ms. Withey. Excludes 37,500 shares issuable to Mr. Nardone pursuant to his employment Agreement between Mr. Nardone and the Company dated November 26, 1996.


RESTRICTIONS ON TRANSFER OF FOUNDERS' SHARES

In July 1995, the Company's co-founders, Ann E. Withey and Andrew M. Martin, each delivered to the Company's stock transfer agent, certificates for 750,000 of their shares of the Company's Common Stock. With those certificates the co-founders also delivered irrevocable stock transfer instructions that no transfer of those shares may be made until the sixth anniversary of the date of the Company's Prospectus for its initial public offering, August 22, 1995. On the sixth, seventh, eighth, and ninth anniversaries of that date, 25% of each of their shares shall become transferable. All of the shares may become transferable upon certification by the Company's Chief Financial Officer that any of the following has been achieved: (i) for two consecutive fiscal years after August 22, 1995, the Company has minimum annual earnings equal to $0.30 per share; (ii) for five consecutive fiscal years after August 22, 1995, the Company has an average minimum annual earnings of $0.30 per share; or (iii) after August 22, 1996, the Company's shares have traded on a United States stock exchange at a price at least equal to $10.50 (adjusted for stock splits, stock dividends and recapitalizations) for at least 90 consecutive trading days.

In addition, pursuant to an addendum to the irrevocable stock transfer instructions, none of the co-founders' other shares of the Company's Common Stock may be transferred until any of the above conditions has been achieved, except that each co-founder may transfer a number of those other shares that, within any three-month period, would equal one percent of the Company's Common Stock then outstanding.

The shares subject to the irrevocable stock transfer instructions may be transferred upon death or by gift to family members, provided that the shares remain subject to the restrictions. The shares may not be pledged to secure a debt, except to the extent necessary to pay the expenses of the estate of a deceased shareowner. The shares held in escrow do not have any right, title interest or participation in the assets of the Company in the event of a dissolution, liquidation, reorganization or any other transaction or proceeding which results in a distribution of the assets of the Company, until the holders of all shares not subject to the transfer instructions have received an amount equal to the public offering price. The escrowed shares shall continue to have all voting rights to which those shares are entitled. Dividends shall be withheld by the Company and paid only as the shares become free for transfer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOAN TO OFFICER

Andrew M. Martin, Chairman and Chief Executive Officer and a director of the Company, borrowed $75,000 from the Company on June 30, 1995 pursuant to an unsecured demand note accruing interest at 11% per annum. As of June 30, 1999, the full principal balance of the loan was outstanding. Pursuant to a resolution adopted by the Company's Board of Directors in October 1997, Mr. Martin entered into a secured promissory note providing for interest payable quarterly at the Medium-Term Federal Reference Rate, secured by 25,000 shares of the Company's Common Stock owned by Mr. Martin, which stock was deposited in an escrow account established for this purpose, together with stock powers in blank authorizing the resale of such shares under the applicable rules and regulations of the Securities and Exchange Commission, and restricting the resale of other shares of the Company's Common Stock owned by Mr. Martin under certain circumstances.

DUE FROM OFFICER

The Company periodically pays certain personal expenses of Mr. Martin, which are accounted for on the Company's books as "Due From Officer." The total amount of such advances outstanding on March 31, 1999 was $24,759.

STOCK OPTION LOANS

Year Ended March 31, 1999:
--------------------------

Pursuant to Section 8 of the 1990 Option Plan, the Company made loans to Mr. Martin, Ms. Withey and to Ms. Churchill Luster in the amounts of $102,468.80, $71,978.10 and $43,236.11, respectively, to enable each employee of the Company to purchase shares of Common Stock upon exercise of certain options which previously were granted to such employees. In each case, the options were granted on December 30, 1993 for a term of five years at exercise price of $1.005 per share. The terms of the Stock Purchase and Loan Agreements ("Stock Loans") provide for annual interest at the rate of 4.51%, the Mid-Term Applicable Federal Rate in effect for December 1998. Interest is payable annually on December 30. The entire outstanding principal is due on the December 30, 2003. The terms of the Stock Loans further provide for the Company to pay all interest due on the foregoing loan on the employees' behalf, plus 1/5 of the original principal amount of such loans, providing that the employee is still employed by the Company on December 29 of each year during the life of the obligation. Such payments of principal and interest shall be deemed to be compensation income to the employee. The Stock Loans are secured by the Common Stock (the "Pledged Shares") issuable upon exercise of the options. In the event of the employee's termination by the Company for good cause, the Pledged Shares are subject to repurchase by the Company at $1.005 per share. In the event of termination for other than good cause, the employee may obtain title to the Pledged Shares by payment of all outstanding principal and interest due on his or her Stock Loan, or resell the Pledged Shares to the Company at $1.005 per share.

Year Ended March 31, 1998:
--------------------------

Pursuant to Section 8 of the 1990 Option Plan, the Company made loans to Ms. Churchill Luster, Mr. Martin and Ms. Withey in the amounts of $49,735.20, $67,641.60 and $67,641.60, respectively, to enable each employee of the Company to purchase shares of Common Stock upon exercise of certain options which previously were granted to such employees. In each case, the options were granted on October 1, 1992 for a term of five years at exercise price of $.80 per share. The terms of the Stock Purchase and Loan Agreements ("Stock Loans") provide for annual interest at the rate of 6.34%, the Mid-Term Applicable Federal Rate in effect for October 1997. Interest is payable annually on October
1. The entire outstanding principal is due on the October 1, 2002. The terms of the Stock Loans further provide for the Company to pay all interest due on the foregoing loan on the employees' behalf, plus 1/5 of the original principal amount of such loans, providing that the employee is still employed by the Company on September 30 of each year during the life of the obligation. Additionally, the Stock Loans provide for acceleration and repayment by the Company in the event of a "change of control." Such payments of principal and interest shall be deemed to be compensation income to the employee. The Stock Loans are secured by the Common Stock (the "Pledged Shares") issuable upon exercise of the options. In the event of the employee's termination by the Company for good cause, the Pledged Shares are subject to repurchase by the Company at $.80 per share. In the event of termination for other than good cause, the employee may obtain title to the Pledged Shares by payment of all outstanding principal and interest due on his or her Stock Loan, or resell the Pledged Shares to the Company at $.80 per share.

TRANSACTIONS WITH AHA!, INK.

The Company entered into a licensing agreement with Aha! Ink (the "License") dated March 21, 1997 pursuant to which Aha! Ink has been granted an exclusive license for a period of up to ten years to use certain of the Company's trademarks (the "Marks"), principally the character Bernie(R), in children's books and other publications for children. As consideration for the License, the License provides for an initial payment to the Company of 5% of the capital stock of Aha! Ink, and royalties, payable quarterly, equal to 2.5% of Licensee's gross receipts attributable to the use of the Marks. Aha! Ink is controlled by Heather Smith Martin, the wife of Andrew M. Martin who, in addition to being an executive officer and director of the Company, is also an officer of Aha! Ink. Mr. Martin is a stockholder of Aha! Ink and presently serve on its Board of Directors. During the year ended March 31, 1999, the Company paid approximately $20,000 to Aha! Ink for children's books using the Company's "Marks" and to terminate the license agreement.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit Number    Description
--------------    -----------
   **3.1          Certificate of Incorporation, as amended

   **3.2          By-Laws, as amended

  **10.1          Lease agreement with Second Street Limited
                  Partnership dated December  19, 1994 for Chelsea, MA office

  **10.2 Lease agreement with Marin Freeholders dated August 31, 1995 for Sausalito, CA office

  **10.6          Distribution Agreement with Liberty Richter, Inc.

  **10.7          Employment Contract with Paul B. Nardone dated November, 1996

  **10.8 Loan and Security Agreement dated as of February 3, 1998 between Fremont Financial Corporation and Annie's Homegrown,
                  Inc.

  **10.13         Stock Purchase and Loan Agreement with Andrew Martin dated
                  December 21, 1998

  **10.14         Stock Purchase and Loan Agreement with Ann Withey dated
                  December 21, 1998

  **10.15         Stock Purchase and Loan Agreement with Deborah Churchill
                  Luster dated December 21, 1998

  **10.16         Employment Agreement with Paul Nardone dated December 21, 1998

  **10.17 Change of Control and Severance Agreement with Neil Raiff dated December 21, 1998

  **10.18         Sample Change of Control and Severance Agreement with Other
                  Employees

  **10.31         1990 Incentive Stock Option Plan

  **10.32         1996 Stock Plan

  **10.41 Loan Agreement and Security Agreement with Inventory Addendum dated June 7, 1996 with Presidential Financial Corporation of
                  Massachusetts

  **10.42 Demand and Secured Promissory Note dated June 7, 1996 payable to Presidential Financial Corporation of Massachusetts

  **10.43 Lease agreement with Anthony C. Simboli dated February 3, 1998 for Wakefield, MA office

  **10.44         Loan Agreement dated December 31, 1997 between Andrew M.
                  Martin and Annie's Homegrown, Inc.

  **10.45 Stock Purchase and Loan Agreement dated October 1, 1997 between Andrew M. Martin and Annie's Homegrown, Inc.

  **10.46         Amendment to Stock Purchase and Loan Agreement between Andrew
                  M. Martin and Annie's Homegrown, Inc. dated December 31, 1997

  **10.47 Stock Purchase and Loan Agreement dated October 1, 1997 between Ann E. Withey and Annie's Homegrown, Inc.

  **10.48         Amendment to Stock Purchase and Loan Agreement between Ann E.
                  Withey and Annie's Homegrown, Inc. dated December 31, 1997

  **10.49 Stock Purchase and Loan Agreement dated October 1, 1997 between Deborah Churchill and Annie's Homegrown, Inc.

  **10.50         Pledge Agreement dated December 31, 1997 between Andrew M.
                  Martin and Annie's Homegrown, Inc.

  **11            Computation of Per Share Earnings

  **24.1          Power of Attorney (included on Signature Page of this report)

   *27.1          Financial Data Schedule

---------------
*   Filed herewith
** Previously filed as an Exhibit to the Company Registration statement on Form SB-2 (No. 33-93982-LA) and subsequent periodic reports and incorporated herein by reference.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended March 31, 1999.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ANNIE'S HOMEGROWN, INC.
                                                   Registrant

                                                   /s/ Paul B. Nardone
                                                   -----------------------
                                                   Paul B. Nardone
                                                   President and Chief
                                                   Operating Officer

                                                   July 14, 1999
                                                   --------------------
                                                   Date

Each person whose signature appears below appoints Paul B. Nardone, Deborah Churchill Luster, and Neil Raiff, as his or her attorney-in-fact, with full power of substitution and resubstitution to sign any and all amendments to this report on Form 10-KSB of Annie's Homegrown, Inc. and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                     TITLE                         DATE
          ---------                     -----                         ----

  /s/ Andrew M. Martin           Chairman and Director           July 14, 1999
-----------------------------
Andrew M. Martin


  /s/  Ann E. Withey             Inspirational President         July 14, 1999
-----------------------------      and Director
Ann E. Withey



  /s/ Paul B. Nardone            President, Chief Operating      July 14, 1999
-----------------------------      Officer, and Director
Paul B. Nardone                    (Principal Executive Officer)


/s/ Deborah Churchill Luster     Secretary and Director          July 14, 1999
-----------------------------
Deborah Churchill Luster


  /s/ Neil Raiff                 Chief Financial Officer         July 14, 1999
-----------------------------      and Treasurer (Principal
Neil Raiff                         Financial and Accounting
                                   Officer)

  /s/ Brady Bevis                Director                        July 14, 1999
------------------------------
Brady Bevis



  /s/ Patrick DeTemple           Director                        July 14, 1999
------------------------------
Patrick DeTemple


                                 Director                        July 14, 1999
------------------------------
Ronald L. Cheney

                        SUPPLEMENTAL INFORMATION TO BE
                     FURNISHED WITH REPORTS FILED PURSUANT
                       TO SECTION 15(D) OF THE EXCHANGE
                         ACT BY NON-REPORTING ISSUERS

No annual report or proxy material has been sent to the Issuer's security holders with respect to the year ended March 31, 1999. A copy of the Issuer's Annual Report to Stockholders for the fiscal year ended March 31, 1999 and the Issuer's Proxy Statement for the 1999 Special Meeting in Lieu of Annual Meeting of Stockholders will be furnished to stockholders and filed with the Securities and Exchange Commission on or about August 20, 1999.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Annie's Homegrown, Inc.:

We have audited the accompanying consolidated balance sheets of Annie's Homegrown, Inc. as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annie's Homegrown, Inc. at March 31, 1998 and 1999 and the results of their operations and their cash flows for the years ended March 31, 1998 and 1999, in conformity with generally accepted accounting principles.


Boston, Massachusetts                             KPMG LLP
June 10, 1999, except for
Note 3c to which the
date is to June 30, 1999

                            ANNIE'S HOMEGROWN, INC.

                          Consolidated Balance Sheets

                            March 31, 1998 and 1999

                            ASSETS (NOTE 6)                               1998         1999
                                                                      ----------    ---------
Current assets:
    Cash and cash equivalents                                         $  249,669       46,625
    Accounts receivable:
       Trade (note 10)                                                    67,174      149,463
       Related parties (note 5)                                           20,541       24,759
    Inventory                                                            820,855    1,546,375
    Other assets                                                          84,896       80,948
                                                                      ----------    ---------
                   Total current assets                                1,243,135    1,848,170
                                                                      ----------    ---------

Office equipment, plates and dies                                        129,129      184,287
Accumulated depreciation                                                 (58,980)     (84,980)
                                                                      ----------    ---------
                   Office equipment, plates and dies, net                 70,149       99,307
                                                                      ----------    ---------

Goodwill, net                                                            386,848      278,518
Other assets                                                             112,656      113,454
                                                                      ----------    ---------
                   Total assets                                       $1,812,788    2,339,449
                                                                      ==========    =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable (note 6)                                            $  279,398      628,269
    Current installments of long-term debt (note 6)                          --       180,000
    Accounts payable, trade (note 11)                                    431,542      820,932
    Accrued expenses (note 7)                                             47,805       91,034
    Advances from distributor                                              6,476      728,395
    Due to employees                                                      34,118        5,110
                                                                      ----------    ---------
                   Total current liabilities                             799,339    2,453,740
                                                                      ----------    ---------
    Long-term debt, excluding current installments (note 6)                  --        30,000
                                                                      ----------    ---------
                   Total liabilities                                     799,339    2,483,740
                                                                      ----------    ---------
Commitments (note 8)
Stockholders' equity (deficit) (note 9):
    Common stock, $.001 par value.  Authorized 10,000,000 shares;
       issued 4,660,074 shares and 4,876,674 shares at
       March 31, 1998 and 1999, respectively                               4,660        4,877
    Additional paid-in capital                                         2,306,659    2,524,125
    Accumulated deficit                                                 (946,102)  (2,105,847)
    Note receivable stockholders                                        (186,768)    (367,446)
    Note receivable from officer (note 5)                                (75,000)     (75,000)
    Treasury stock; 111,906 and 141,906 common shares
       at cost at March 31, 1998 and 1999, respectively                  (90,000)    (125,000)
                                                                      ----------    ---------
                   Total stockholders' equity (deficit)                1,013,449     (144,291)
                                                                      ----------    ---------
                   Total liabilities and stockholders'
                      equity (deficit)                                $1,812,788    2,339,449
                                                                      ==========    =========

See accompanying notes to consolidated financial statements.

                            ANNIE'S HOMEGROWN, INC.

                     Consolidated Statements of Operations

                      Years ended March 31, 1998 and 1999

                                                                                 1998          1999
                                                                            ------------   -----------
Net sales (note 10)                                                         $  6,792,177     8,000,046
Cost of sales                                                                  3,948,084     4,478,574
                                                                            ------------   -----------
                   Gross profit                                                2,844,093     3,521,472
                                                                            ------------   -----------
Operating expenses:
    Selling                                                                    1,773,218     2,450,267
    General and administrative                                                   956,043     1,502,682
    Write-off of goodwill (note 3c)                                                  --        376,785
    Slotting fees                                                                 64,351       170,879
    Compensation of outside directors                                                --         21,000
                                                                            ------------   -----------
                   Total operating expenses                                    2,793,612     4,521,613
                                                                            ------------   -----------

                   Operating income (loss)                                        50,481    (1,000,141)

Other (expense) income:
    Interest expense and borrowing charges (note 6)                              (54,334)     (172,142)
    Interest and other income                                                      8,967        13,635
                                                                            ------------   -----------

Income (loss) before income tax expense                                            5,114    (1,158,648)
Income tax expense (note 4)                                                        1,144         1,097
                                                                            ------------   -----------
                   Net income (loss)                                        $      3,970    (1,159,745)
                                                                            ============  ============
Earnings (loss) per common share:
    Basic                                                                           .001         (.252)
    Diluted                                                                         .001         (.252)

Weighted average number of shares used in computation of per-share data:
    Basic                                                                      4,412,532     4,607,868
    Diluted                                                                    4,661,146     4,607,868

See accompanying notes to consolidated financial statements.

                            ANNIE'S HOMEGROWN, INC.

           Consolidated Statements of Stockholders' Equity (Deficit)

                      Years ended March 31, 1998 and 1999

                                                                                              Note
                                                    Additional                 Note        receivable                  Stockholders'
                                    Common stock     paid-in   Accumulated  receivable-   from officer  Treasury stock    equity
                                   Shares   Amount   capital     deficit    stockholders   (note 5)     Shares  Amount  (deficit)
                                  -------- ------- ----------  ----------- -------------  ------------  ------  ------  ----------
Balance at March 31, 1997        4,368,801  $4,369 $1,761,932  $  (950,072)  $   (1,750)    $(75,000)  111,906 $(90,000) $ 649,479
    Exercise of stock options      231,273     231    184,787          --      (185,018)         --        --       --         --
    Shares issued in connection
      with purchase of business     60,000      60    359,940          --           --           --        --       --     360,000
    Net income                         --      --        --          3,970          --           --        --       --       3,970
                                  -------- ------- ----------  ----------- -------------  ------------  ------  ------  ----------
Balance at March 31, 1998        4,660,074   4,660  2,306,659     (946,102)    (186,768)     (75,000)  111,906  (90,000) 1,013,449

    Exercise of stock options      216,600     217    217,466          --      (217,683)         --        --       --         --
    Purchase of treasury stock         --      --         --           --           --           --     30,000  (35,000)   (35,000)
    Forgiveness of principal
      balance                          --      --         --           --        37,005          --        --       --      37,005
    Net loss                           --      --         --    (1,159,745)         --           --        --       --  (1,159,745)
                                  -------- ------- ----------  ----------- -------------  ------------ -------  --------  --------
Balance at March 31, 1999        4,876,674  $4,877 $2,524,125  $(2,105,847)   $(367,446)    $(75,000)  141,906 $(125,000) (144,291)
                                 =========  ====== ==========  =========== =============  ============ ======= =========  ========

See accompanying notes to consolidated financial statements.

                            ANNIE'S HOMEGROWN, INC.

                     Consolidated Statements of Cash Flows

                      Years ended March 31, 1998 and 1999

                                                                                 1998            1999
                                                                              ---------      -----------
Cash flows from operating activities:
Net income (loss)                                                             $   3,970       (1,159,745)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                          31,336           56,804
          Write-off of goodwill (note 3c)                                           --           376,785
            Note receivable stockholders                                            --            37,005
          Changes in:
            Accounts receivable - trade                                           5,995          (82,289)
            Accounts receivable - related parties                                19,782           (4,218)
            Inventory                                                           355,528         (725,520)
            Other assets                                                       (154,807)          60,037
            Accounts payable - trade                                           (236,710)         389,390
            Advances from distributor                                          (417,748)         721,919
            Accrued expenses                                                    (32,614)          43,229
            Due to employees                                                    (10,916)         (29,008)
                                                                              ---------     ------------
                    Net cash used in operating activities                      (436,184)        (315,611)
                                                                              ---------     ------------
Cash flows from investing activities:
    Purchase of office equipment, plates and dies                               (41,340)         (55,157)
    Acquisition of business, net of cash acquired for 1998                      (23,901)        (356,147)
                                                                              ---------     ------------
                    Net cash used in investing activity                         (65,241)        (411,304)
                                                                              ---------     ------------
Cash flows from financing activities:
    Net proceeds from notes payable                                             266,898          348,871
    Proceeds from issuance of term note                                             --           300,000
    Principal payments on term note                                                 --           (90,000)
    Purchase of treasury stock                                                      --           (35,000)
                                                                              ---------     ------------
                    Net cash provided by financial activities                   266,898          523,871
                                                                              ---------     ------------
Net decrease in cash and cash equivalents                                      (234,527)        (203,044)
Cash and cash equivalents, beginning of year                                    484,196          249,669
                                                                              ---------     ------------
Cash and cash equivalents, end of year                                         $249,669           46,625
                                                                              =========     ============
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                     $ 35,336           71,616
                                                                              =========     ============
    Cash paid for income taxes                                                 $  1,144            1,097
                                                                              =========     ============
Supplemental disclosure of noncash activities:
    Common stock issued in exchange for acquired business                      $360,000              --
                                                                              =========     ============
    Note receivable received for exercise of stock options                     $185,018          217,683
                                                                              =========     ============

See accompanying notes to consolidated financial statements.

                            ANNIE'S HOMEGROWN, INC.

                  Notes to Consolidated Financial Statements

                            March 31, 1998 and 1999

(1)  DESCRIPTION OF BUSINESS

     Annie's Homegrown, Inc. (the "Company") is engaged in the manufacture, marketing and sale of premium all natural macaroni and cheese dinners, all natural pasta meals and other natural food products.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements for the year ended March 31, 1999 include the accounts of Annie's Homegrown Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (B) CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     (C) REVENUE RECOGNITION

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

     (D) INVENTORIES

         Inventories are valued at the lower of average cost, using the first-in, first-out (FIFO) method, or market.

     (E) OFFICE EQUIPMENT, PLATES AND DIES

         Office equipment, plates and dies are recorded at cost. The cost of office equipment, plates and dies is depreciated using accelerated depreciation methods over the estimated useful lives of the related assets, generally five to seven years.

     (F) GOODWILL

         Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with purchase business combinations. Goodwill is amortized using the straight-line method over 20 years.

                                      F-6                           (Continued)

                            ANNIE'S HOMEGROWN, INC.

                  Notes to Consolidated Financial Statements

                            March 31, 1998 and 1999



         The Company evaluates impairment of intangible and other long-term assets annually, or more frequently if events or changes in circumstances indicate that carrying amounts may no longer be recoverable. Recoverability of intangible assets is determined based upon the excess of carrying amounts over expected future cash flows (undiscounted) of the underlying business or product line. The assessment of the recoverability of intangible assets will be impacted if estimated future cash flows are not achieved.

     (G) INCOME TAXES

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

     (H) SLOTTING FEES

         Introductory slotting fees paid as required by most retailers for the acquisition of shelf space at supermarkets are fully expensed at the time of new product introduction.

     (I) EARNINGS PER COMMON SHARE

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

         A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings (loss) per share for the years ended March 31, 1998 and 1999 are as follows:

                                                      1998       1999
                                                    ---------  ---------

               Weighted average shares (basic)      4,412,532  4,607,868
               Effect of dilutive stock options       248,614         --
               Weighted average shares (diluted)    4,661,146  4,607,868

         The net income used in the calculation for basic and diluted earnings per share calculations agrees with the net income appearing in the financial statements.

         For the year ended March 31, 1999, stock options for shares of common stock totaling 120,088 were outstanding but were not included in the calculation of diluted earnings per share because the effect was anti-dilutive.

                                      F-7                           (Continued)

                            ANNIE'S HOMEGROWN, INC.

                  Notes to Consolidated Financial Statements

                            March 31, 1998 and 1999



     (J) USE OF ESTIMATES

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

     (K) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. Based upon borrowing rates currently available to the Company for issuance of similar debt with similar terms and remaining maturities, the estimated fair value of long-term debt approximates their carrying amounts.

     (L) STOCK OPTION PLAN

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

    (M)  RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board recently issued SFAS No. 129, Disclosure of Information about Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure. This statement is effective for periods ending after December 15, 1997. The Company is in compliance with this standard.

         The Financial Accounting Standards Board recently issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted the required presentation of SFAS No. 130 for the fiscal year beginning April 1, 1998. The Company has no other components of comprehensive income other than its net loss.

                                      F-8                            (Continued)

                            ANNIE'S HOMEGROWN, INC.

                  Notes to Consolidated Financial Statements

                            March 31, 1998 and 1999

         The Financial Accounting Standards Board recently issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for reporting operating segments of publicly traded business enterprises in annual and interim financial statements and requires that those enterprises report selected information about operating segments. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business, but retains the requirement to report information about major customers. The Company adopted SFAS No. 131 for the fiscal year beginning April 1, 1998. The adoption of this statement has no impact on the presentation of the Company's consolidated financial statements as the Company is organized in one reportable segment.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS
         133). The statement requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by April 1, 2000. Adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed and Obtained for Internal Use. The statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capitalized and which costs are expensed. The Company adopted SOP 98-1 effective April 1, 1998. The adoption of SOP 98-1 has no impact on the consolidated financial statements.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities. The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company will adopt SOP 98-5 for the fiscal year beginning April 1, 1999. The adoption of SOP 98-5 will not materially affect the consolidated financial statements.

    (N)  RECLASSIFICATIONS

         Certain reclassifications were made to the 1998 financial statements to conform to the 1999 presentation.

                                      F-9                            (Continued)

                            ANNIE'S HOMEGROWN, INC.

                  Notes to Consolidated Financial Statements

                            March 31, 1998 and 1999

(3) ACQUISITIONS

    (A)  ACQUISITION OF TAMARIND TREE

         On August 27, 1998, the Company acquired certain assets of The Tamarind Tree Ltd. ("Tamarind Tree"). Tamarind Tree produces and markets an ethnic line of heat and serve vegetarian food entries. The assets acquired consisted of the Tamarind Tree brand, including the registered trademark, "The Taste of India", intellectual property relating to the brand and other tangible and intangible assets which are used in Tamarind Tree's business.

         The purchase price was comprised of cash in the amount of $200,000, an advance against royalties in the amount of $75,000, future royalties and overrides and paid acquisition costs. The royalties are payable by the Company to Tamarind Tree for five years at the rate of 6% annually on "adjusted net sales". Additionally, overrides are payable by the Company to Tamarind Tree for five years at the rate of 2% of all sales of certain products and sales in excess of a certain minimum amount of other products. The royalty payments will be accounted for as additional consideration for the purchase of the assets acquired and will be recorded as additional goodwill as the future royalties are earned.

         The acquisition has been accounted for using the purchase method of accounting and the related results of operations have been included in the consolidated financial statements since the date of acquisition. The allocation of the purchase price resulted in goodwill in the amount of $284,518 being recognized in 1999 and is being amortized over 20 years on the straight-line basis. The additional goodwill recorded by the Company as the future royalties are earned will be amortized over the residual goodwill period.

         The Company financed this acquisition by entering into a $300,000 term loan with a financial institution.

         Pro forma results of operations of the Company and Tamarind Tree on the basis that the acquisition had taken place on April 1, 1997 are not presented since the effect is not material.

    (B)  ACQUISITION OF RAW MATERIALS FOOD COMPANY

         On July 31, 1997, RMFC Acquisition Corp., a wholly owned subsidiary of the Company, merged with Raw Materials Food Company ("Raw Materials"), with Raw Materials as the surviving corporation. This transaction allowed the Company to acquire all the outstanding shares of Raw Materials, a Colorado-based whole food supplement company, for 60,000 shares of common stock valued at $360,000 and paid acquisition costs.

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

                                     F-10                           (Continued)

                            ANNIE'S HOMEGROWN, INC.

                  Notes to Consolidated Financial Statements

                            March 31, 1998 and 1999

    (C)  WRITE-OFF OF GOODWILL

         In the third quarter of the year ended March 31, 1999, the Company began considering strategic options for its Raw Materials operation.

         On November 13, 1998, the Company terminated the employment contract with one of the founders of Raw Materials and repurchased all 30,000 shares of Company common stock issued to him as consideration for the original acquisition of Raw Materials in exchange for $35,000 payable over twenty-eight months.

         Subsequent to March 31, 1999 the Company reached an agreement with the remaining founder of Raw Materials to sell back to such founder the net assets of Raw Materials. In payment for these net assets, the founder will return to the Company 30,000 shares of Company common stock issued to him as consideration for the original acquisition of Raw Materials and a note in the amount of $77,000. Based upon the estimated fair value of the 30,000 shares of Company common stock, the consideration received for the net assets will not be sufficient to allow the Company to recover its goodwill in Raw Materials. Accordingly, the consolidated statement of operations for the year ended March 31, 1999 reflects a write off of the unamortized Raw Materials goodwill of $376,785.

(4) INCOME TAXES

    Income tax expense consists of state taxes of $1,144 and $1,097 in 1998 and 1999, respectively.

    As of March 31, 1999, the Company had the following net operating loss carryforwards for tax purposes:

                Federal                        $ 1,633,221
                                               ===========

                State                          $ 1,515,460
                                               ===========

    These net operating loss carryforwards are available to offset future federal/state taxable income through 2018. The Company also has alternative minimum tax net operating loss carryforwards of $1,304,732 as of March 31, 1999, which are available to reduce future federal alternative minimum taxable income through 2018. Pursuant to Section 382 of the Internal Revenue Code, if there is a change in stock ownership of the Company exceeding 50% during a three-year period, the utilization of the Company's net operating loss carryforwards may be limited. The provision for income taxes for the years ended March 31, 1998 and 1999 differs from the amounts computed by applying the lowest federal statutory rate (15%) to pre-tax income (loss) due to the following:

                                                                     1998      1999
                                                                    -------  ---------

       Federal income tax (benefit) expense at statutory rate      $   767   (173,797)
       State income taxes, net of federal benefit                      358    (94,809)
       Change in federal and state valuation allowance              (2,825)   187,420
       Non-deductible goodwill expense                                  --     82,892
       Other                                                         2,844       (609)
                                                                   -------   --------
                Actual income tax expense                          $ 1,144      1,097
                                                                   =======   ========

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets at March 31 are presented below:

                                                                      1998       1999
                                                                    -------     -------
       Deferred tax assets:
         Net operating loss carryforwards                           $ 204,211   381,375
         Deferred revenue                                                 324       326
         Payroll expense, due to accrual for financial
           reporting purposes                                           6,440    16,694
                                                                    ---------   -------
                                                                      210,975   398,395
       Valuation allowance                                           (210,975) (398,395)
                                                                    ---------   --------
       Deferred tax liabilities                                           --         --
                                                                    ---------   --------
                Net deferred tax asset                              $     --         --
                                                                    =========   ========

                                     F-11                            (Continued)

                            ANNIE'S HOMEGROWN, INC.

                  Notes to Consolidated Financial Statements

                            March 31, 1998 and 1999

    A valuation allowance has been established due to the uncertainty of realizing the net operating loss carryforwards and other deferred tax assets.

    The total federal and state valuation allowance was $210,975 and $398,395 at March 31, 1998 and 1999, respectively.

(5) RELATED PARTY TRANSACTIONS

    Amounts due from related parties consist of the following at March 31:

                                           1998    1999
                                          ------  ------

       Note receivable from officer      $75,000  75,000
                                         =======  ======

       Due from officer                  $20,541  24,759
                                         =======  ======

    Note receivable from officer is evidenced by a promissory note secured by 25,000 shares of Company common stock. The note earns interest at an annual rate of 6% and there are no repayment terms.

    On March 21, 1997, the Company entered into a licensing agreement for a period of up to ten years to allow a related party to use certain trademarks of the Company. During fiscal year 1999, the Company paid the related party $20,000 to terminate the agreement.


(6) DEBT

    (A)  LINE OF CREDIT

         The line of credit agreement for $600,000 was signed on February 3, 1998 and is for a term of two years. On August 27, 1998, the Company signed an amendment to its line of credit agreement increasing it from $600,000 to $900,000 and allows for borrowing of 75% or 90% of certain categories of the Company's accounts receivables and 50% of a certain category of inventory with interest at the "Prime Rate" as published by the Wall Street Journal plus 3% (11.5% at March 31, 1998 and 10.75% at March 31, 1999). The financial institution also charges an annual facility fee of $9,000. The line of credit calls for minimum monthly interest payments based on borrowings of $400,000. The line of credit is secured by all of the assets of the Company and guaranteed by the two largest stockholders of the Company.

         The borrowings under the line of credit at March 31, 1998 and March 31, 1999 were $279,398 and $628,269, respectively.

                                     F-12                            (Continued)

                            ANNIE'S HOMEGROWN, INC.

                  Notes to Consolidated Financial Statements

                            March 31, 1998 and 1999

    (B)  LONG-TERM DEBT

         Long-term debt consists of the following at March 31, 1999:

                  Term loan                                      $210,000
                  Less current maturities                         180,000
                                                                 --------

                      Long-term debt, less current maturities    $ 30,000
                                                                 ========

       On August 27, 1998, the Company negotiated a term loan with a financial institution. The term loan was for an initial $300,000 with interest payable at the "Prime Rate" plus 3% (10.75% at March 31, 1999) and calls for 20 monthly principal payments of $15,000 commencing on October 1, 1998. The loan is secured by all assets of the Company and guaranteed by the two largest stockholders of the Company.

(7) ACCRUED EXPENSES

    Accrued expenses consist of the following at March 31:

                                       1998    1999
                                      ------  ------

                  Compensation       $40,049  13,437
                  Accrued legal           --  13,347
                  Other                7,756  64,250
                                     -------  ------

                                     $47,805  91,034
                                     =======  ======

(8) LEASES

    The Company leases office space under an operating lease that expires in 2003.

    A schedule of future minimum lease payments under the noncancelable lease is as follows:

         YEAR ENDING MARCH 31,
         --------------------

                2000                     $ 35,558
                2001                       37,262
                2002                       38,955
                2003                       40,658
                Thereafter                  9,600
                                         --------

                                         $162,033
                                         ========

    Total net expense on operating leases amounted to $38,676 and $64,448 for the years ended March 31, 1998 and 1999, respectively.

                                     F-13                            (Continued)

                            ANNIE'S HOMEGROWN, INC.

                  Notes to Consolidated Financial Statements

                            March 31, 1998 and 1999

(9) STOCKHOLDERS' EQUITY

    The Company maintains a 1990 stock option plan which permits the Company to grant stock options to key employees and certain non-employees. The Board of Directors administers the plan, selects individuals to whom options will be granted, and determines the number of shares and the exercise price of each option. All options granted under the plan are exercisable upon the date of grant, expire five years from the date of grant, and have certain transfer restrictions. As of March 31, 1999, options to purchase 120,088 shares were outstanding at exercise prices per share ranging from $5.10 to $5.90, and 12,338 shares were available for future grants.

    In October 1996, the Company adopted the 1996 stock plan. Under this plan, the Company has authorized 200,000 shares to be granted as stock options to officers, employees, directors and consultants. The Board of Directors administers the plan, selects individuals to whom options will be granted, determines the number of shares, the exercise price of each option and the term of the options. At March 31, 1999, no options were issued under this plan.

    During the year ended March 31, 1999, three officers of the Company exercised stock options for 216,600 shares in exchange for full recourse promissory notes in the amount of $217,683 bearing interest at 4.51%. The notes are collateralized by the stock issued upon the exercise of the options.

    During the year ended March 31, 1998, three officers of the Company exercised stock options for 231,273 shares in exchange for full recourse promissory notes in the amount of $185,018 bearing interest at 6-3/4%. The notes are collateralized by the stock issued upon the exercise of the options.

    The principal balance of the notes plus interest thereon will be forgiven at a rate of 20% per year as long as the officers continue to be employed by the Company. During the year ended March 31, 1999, principal balance amounting to $37,005 has been forgiven and accounted for by the Company as additional compensation expense.

    A summary of changes in common stock options is as follows:

                                                              WEIGHTED AVERAGE
                                                                  EXERCISE
                                             NUMBER OF SHARES  PRICE PER SHARE
                                             ----------------  ---------------
      Outstanding at March 31, 1997                997,519           $1.57
                                                   -------

        Options granted                                 --
        Options exercised                          231,273             .80
        Options expired/canceled                   359,264            1.21
                                                   -------

      Outstanding at March 31, 1998                406,982            1.01

        Options granted                                 --
        Options exercised                          216,600            1.01
        Options expired/canceled                    70,294            1.01
                                                   -------

      Outstanding at March 31, 1999                120,088           $5.51
                                                   =======

                                     F-14                           (Continued)

                            ANNIE'S HOMEGROWN, INC.

                   Notes to Consolidated Financial Statements

                            March 31, 1998 and 1999

     The following table summarizes information about fixed stock options outstanding at March 31, 1999:

                                                                            OPTIONS OUTSTANDING AND EXERCISABLE
                                                                  ------------------------------------------------------
                                                                                      WEIGHTED AVERAGE
                                          RANGE OF                NUMBER OUTSTANDING     REMAINING      WEIGHTED AVERAGE
                                       EXERCISE PRICES            AT MARCH 31, 1999   CONTRACTUAL LIFE   EXERCISE PRICE
                             -----------------------------------  ------------------  ----------------  ----------------

                                      $  5.10 to 5.90                    120,088          7 months           $ 5.51
                                                                  ==================  ===============   ================

     The Company applies APB Opinion No. 25 and related interpretations for its stock option plan. Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's net (loss) income and (loss) income per share would not have changed.

(10) CONCENTRATION OF CREDIT RISK

     For the years ended March 31, 1998 and 1999, Liberty, under the master distribution agreement, accounted for approximately 85% and 87% of net sales, respectively.

     Three customers accounted for 45% of accounts receivable at March 31, 1998, and two customers accounted for 50% of accounts receivable at March 31, 1999.

(11) SUPPLIER/SOURCES OF SUPPLY

     Two vendors accounted for 40% and 36% of accounts payable at March 31, 1998 and 1999, respectively.

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

     Under the Liberty Agreement, Liberty must distribute any new products that the Company chooses to distribute through their channels unless Liberty has a pre-existing non compete provision with another vendor. The current contract expires December 31, 1999 with automatic renewals scheduled on a year-to-year basis.