Form 10QSB
period 1999-06-30
ANNIES HOMEGROWN INC
filed 1999-08-16
CIK 890818

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1999

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

                                 395 Main Street
                               Wakefield, MA 01880
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  781-224-1172
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                             Yes [X]     No [ ]

As of July 31, 1999, there were 4,704,768 shares of the issuer's Common Stock, $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (check one):     Yes [ ]   No [X]

                             ANNIE'S HOMEGROWN, INC.

                                      Index


                                                                       Page No.
                                                                       --------

                          Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheet as of
         June 30, 1999 (unaudited)                                        3

     Consolidated Statements of Operations for the Three Months
         Ended June 30, 1998 and 1999 (unaudited)                         4

     Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 1998 and 1999 (unaudited)            5

     Notes to Consolidated Financial Statements                           6-7

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operation                                   7-10


                            Part II Other Information

Item 6. Exhibits and Reports on Form 8-K                                 10

     Signatures                                                          11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                             ANNIE'S HOMEGROWN, INC.
                           Consolidated Balance Sheet
                                    Unaudited
                                 June 30, 1999

                                     Assets
Current assets
    Cash and cash equivalents                                        $    40,518
    Accounts receivable
       Trade                                                              72,846
     Related parties                                                      24,759
    Inventory                                                          1,188,278
    Other current assets                                                  61,420
                                                                     -----------

         Total current assets                                          1,387,821

Office equipment                                                         184,876
Accumulated depreciation                                                 (91,464)
                                                                     -----------
         Office equipment, net                                            93,412

Goodwill, net of amortization                                            280,974
Note receivable, net of deferred gain                                         --
Other assets                                                             112,916
                                                                     -----------

         Total assets                                                $ 1,875,123
                                                                     ===========


           Liabilities and Stockholders' Equity (Deficit)

Current liabilities
    Notes payable                                                    $   475,572
    Current maturities of long term debt                                 165,000
    Accounts payable, trade                                              744,074
    Advances from distributor                                            733,566
    Accrued expenses                                                      51,840
    Due to employees                                                       3,544
                                                                     -----------
         Total current liabilities                                     2,173,596

Commitments

Stockholders' equity (deficit) Common stock, $.001 par value
     Authorized 10,000,000 shares
     issued 4,876,674, shares                                              4,877
    Additional paid in capital                                         2,524,125
    Accumulated deficit                                               (2,185,029)
    Notes receivable stockholders                                       (367,446)
    Due from officer                                                     (75,000)

    Treasury stock, 171,906 common shares at cost                       (200,000)
                                                                     -----------
         Total stockholders' equity (deficit)                           (298,473)
                                                                     -----------

         Total liabilities and stockholders' equity (deficit)        $ 1,875,123
                                                                     ===========

                             ANNIE'S HOMEGROWN, INC.
                      Consolidated Statements of Operations
                                    Unaudited

                                                                     Three months ended
                                                                           June 30,
                                                               --------------------------------
                                                                   1998                 1999
                                                               -----------          -----------

Net sales                                                      $ 1,220,165          $ 2,062,879

Cost of sales                                                      708,569            1,186,653
                                                               -----------          -----------

         Gross profit                                              511,596              876,226

Operating expenses:
     Selling                                                       355,231              581,699
     General and administrative                                    324,967              348,295
     Slotting fees                                                  40,222               36,713
                                                               -----------          -----------

         Total operating expenses                                  720,420              966,707
                                                               -----------          -----------

         Operating income (loss)                                  (208,824)             (90,481)

Other income (loss)
     Interest expense and other charges                            (33,607)             (53,461)
     Gain on sale of Raw Materials Food Company                       --                 62,121
     Interest and other income                                       2,288                2,639
                                                               -----------          -----------

         Income (loss) before income tax                          (240,143)             (79,182)

Income tax expense                                                   1,119                  --
                                                               -----------          -----------

         Net income (loss)                                     $  (241,262)         $   (79,182)
                                                               ===========          ===========


Weighted average common shares outstanding (in 000's):
         Basic                                                       4,485                4,705
         Diluted                                                     4,485                4,705

Net income (loss) per share:
         Basic                                                        (.05)                (.02)
         Diluted                                                      (.05)                (.02)

                             ANNIE'S HOMEGROWN, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                      Three months ended
                                                                            June 30,
                                                                  ----------------------------
                                                                     1998               1999
                                                                  ---------          ---------
Cash flows from operating activities:
    Net income (loss)                                             $(241,262)         $ (79,182)
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                               10,701             12,000
         Gain on sale of Raw Materials Food Company                    --              (62,121)
         Changes in
             Accounts receivable, trade                               8,847             (7,565)
             Affiliate accounts, net                                 (4,983)              --
             Inventory                                              (31,914)           340,538
             Other assets                                            63,106             18,230
             Accounts payable, trade                                 99,304             11,974
             Accrued expenses                                       (38,551)           (34,503)
             Advances from distributor                              172,707              5,171
               Due to employees                                      (3,201)            (1,566)
                                                                  ---------          ---------
                  Net cash (used in) provided by
                   operating activities                              34,754            202,976

Cash flows from investing activities:
     Acquisition of Tamarind Tree Brand                                --               (5,217)
     Purchases of equipment                                         (13,805)            (6,169)
                                                                  ---------          ---------
                  Net cash (used in) investing activities           (13,805)           (11,386)

Cash flows from financing activities:
     Net repayments on line of credit                              (156,291)          (152,697)
     Payments  on term loan                                            --              (45,000)
                                                                  ---------          ---------
                  Net cash (used in) provided by
                   financing activities                            (159,291)          (197,697)

Net (decrease) increase in cash and cash equivalents               (135,342)            (6,107)
Cash and cash equivalents, beginning of period                      249,669             46,625
                                                                  ---------          ---------
Cash and cash equivalents, end of period                          $ 114,327          $  40,518
                                                                  =========          =========



Supplemental disclosure of cash flow information
     Cash paid for interest                                       $  33,607          $  57,139
                                                                  =========          =========
     Cash paid for income taxes                                   $   1,119          $    --
                                                                  =========          =========


Supplemental disclosure of noncash activities  - See Note 2

ANNIE'S HOMEGROWN, INC. NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 1999, its results of operations for the three month periods ended June 30, 1998 and 1999, and its cash flows for the three month periods ended June 30, 1998 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, on file with the Securities and Exchange Commission.

NOTE 2-- Supplemental disclosure of noncash activities are as follows:

As of June 30, 1999, the Company consummated an agreement with one of the founders of Raw Materials Food Company (RMFC) to sell back to such founder all of the common stock of RMFC. In payment for the common stock, the founder returned to the Company 30,000 shares of the Company's common stock issued to him as consideration for the original acquisition of RMFC and a note in the amount of $77,000. The note bears interest at 5.79% per annum and the repayment terms are tied to the cash flows of RMFC.

The Company has recognized a gain of $62,121 on the sale of the common stock which represents the amount by which the fair value of the 30,000 shares of Annie's Homegrown Inc. exceeds the net assets sold. The Company has deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as cash flows from RMFC's operating activities are sufficient to fund the repayment of the note.

NOTE 3 - EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted income/(loss) per common share of the Company's reported net income/(loss) is as follows (in thousands except per share data):

Three Months Ended June 30,1998                    Net Loss              Weighted Average Shares           Per Share Data
-------------------------------
Basic loss per common share                         $(241)                        4,485                        $(.05)
Stock options                                         ---                          ---                           ---
Diluted loss per common share                       $(241)                        4,485*                       $(.05)

* For the quarter ended June 30, 1998, stock options for shares of common stock totaling 249 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

Three Months Ended June 30, 1999                   Net Loss              Weighted Average Shares           Per Share Data
---------------------------------
Basic loss per common share                         $(79)                        4,705                        $(.02)
Stock options                                        ---                          ---                           ---
Diluted loss per common share                       $(79)                        4,705*                       $(.02)

* For the quarter ended June 30, 1999, stock options for shares of common stock totaling 120 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

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

The purchase price was comprised of cash in the amount of $200,000, legal fees in the amount of $71,038, an advance against royalties in the amount of $75,000, and future royalties and overrides. The royalties are payable by the Company to Tamarind Tree for five years at the rate of 6% annually on "adjusted net sales." Additionally, overrides are payable by the Company to Tamarind Tree for five years at the rate of 2% of all sales of certain products and sales in excess of a certain minimum amount of other products. The royalty payments will be accounted for as additional consideration for the purchase of the assets and will be recorded as additional goodwill as the future royalties are earned.

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

NOTE 6 - COST REDUCTION

In July 1999, the Company's Board of Directors approved a cost reduction plan, which is expected to eliminate approximately $300,000 in expenses for the fiscal year ended March 31, 2000. The plan calls for a reduction in personnel, some of which took place in the quarter ending June 30, 1999. The plan also called for a consolidation of the Company's operations into its Wakefield, Massachusetts office that was completed in June 1999. The balance of the reductions is taking effect starting in July 1999 with additional personnel reductions and an adjustment of the Liberty master distribution agreement.

Item 2.  Management's Discussion and Analysis.

                                    Overview

Annie's Homegrown, Inc. sells premium totally natural products to the natural food, specialty food and supermarket trades. The pasta products include ten macaroni and cheese dinners under the Annie's brand name, two canned pasta meals under the brand names Bernio's and All-Stars and five Annie's Pasta Meals which combine different pasta shapes with five sauce recipes. The Company, from its Tamarind Tree acquisition, sells eight different heat and serve vegetarian food entrees in the Indian cuisine tradition. The Company also has an agreement with a specialty retailer to provide a private label house brand using the Company's all natural white cheddar cheese formula together with elbow macaroni.

Most of the Company's products are distributed in the continental United States by Liberty Richter, Inc. ("Liberty"). Pursuant to a master distribution agreement, the Company sells its products to Liberty who in turn resells the products to natural and specialty food stores and supermarket chains via distributors. In July 1999, the Company modified the agreement so that the Company is selling its products directly to the supermarket chains that do not buy through distributors in the New England and West Coast regions.

                           Forward Looking Statements

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in Item 2., Management's Discussion and Analysis, relating to the sufficiency of funds for the Company's working capital requirements during 1999 and the Company's expectation that future cash flow will continue to be provided from operations are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to: (i) competitive factors in the market place; (ii) reliance on the Company's master distributor agreement with Liberty and relative mix of sales through distributors and direct to supermarkets; (iii) fluctuation in quarterly and annual operating results due to seasonality (e.g. macaroni and cheese is consumed mostly during colder months of the year) and based on the Company's promotional schedule; (iv) dependence on key personnel; (v) availability and cost of capital; (vi) consumers' tastes and preferences on current products as well as acceptance of new product introductions; and (vii) general economic conditions, among others. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-KSB for the year ended March 31, 1999.


Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net sales. Net sales increased by $842,714 or 69.07% from $1,220,165 in 1998 to $2,062,879 in 1999. The net sales increase was the result of Tamarind Tree sales, continuing product sales and new products. The increase in sales is as follows: same product sales are 48.05%; new products are 4.67%; Tamarind Tree sales are 14.26%; and RMFC is 2.09%.

Gross profit. As a percentage of net sales, gross profit increased from 41.93% in 1998 to 42.48% in 1999. This increase was a result of the product mix as well as lower raw material costs.

Selling expenses. Selling expenses increased by $226,468 or 63.75% from $355,231 in 1998 to $581,699 in 1999 and decreased as a percentage of net sales from 29.11% in 1998 to 28.20% in 1999. The decrease in selling expenses as a percentage of net sales reflected fewer promotions on new product introductions.

General and administrative expenses. General and administrative expenses increased by $23,328 or 7.18% from $324,967 in 1998 to $348,295 in 1999 and decreased as a percentage of net sales from 26.63% in 1998 to 16.88% in 1999. The increase in general and administrative expenses is primarily a result of professional fees due to hiring an investment banker.

Slotting fees. Slotting expenses decreased by $3,509 or 8.72% from $40,222 in 1998 to $36,713 in 1999, and decreased as a percentage of net sales from 3.30% in 1998 to 1.78% in 1999. According to the Company's plan, an appropriate amount of slotting fees was spent to expand the Company's distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

Interest expense and other charges. Interest expense and other charges increased by $19,854 from $33,607 in 1998 to $53,461 in 1999 and decreased as a percentage of sales from 2.75% in 1998 to 2.59% in 1998. The increase in interest expense and other charges is the result of higher borrowings under the line of credit as well as borrowings from the term loan entered into during August 1998.

                         Liquidity and Capital Resources

The Company has financed its operations to date through a public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At June 30, 1999, the Company had a working capital deficit of $785,775, which is an increase of $180,205 from a working capital deficit of $605,570 at March 31, 1999. The increase in the working capital deficit was primarily attributable to funding operating losses for the current period.

Most of the Company's sales are made to Liberty under contract terms allowing certain rights of return on unsold product held by Liberty. That contract calls for Liberty to pay the Company based on terms relating to the receipt of the Company's products by Liberty. The Company defers recognition of such sales until the product is sold by Liberty to distributors or supermarket chains. As a result, if Liberty pays the Company before Liberty sells the products to a third party, the Company accounts for such amount as an advance from Liberty. If Liberty sells the products to a third party before it pays the Company, the Company accounts for such amount as a receivable from Liberty.

Net cash provided by operating activities for the three months ended June 30, 1999 was $202,976 consisting primarily of a decrease in inventory and offset by funding operating losses for the period.

Net cash used in investing activities consisted of capital expenditures totaling $11,386 which related to additional purchase price in the form of the ongoing royalty in connection with the purchase of the Tamarind Tree Brand and the purchase of plates and dies for the new products as well as office equipment.

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

The Company's strategy is to continue to expand its supermarket distribution nationally in addition to developing new and unique all natural and organic food products to sell to its existing customer base

The Company anticipates that the funds available from the Line of Credit, together with funds generated from operations, will be sufficient to meet its liquidity needs for the next twelve months. However, the Company needs additional capital in the future to fully implement its aforementioned business strategy. If such capital is unavailable either because of general market conditions or the results of the Company's operations, the Company will have to continue to scale back either its investments in new products, or its national supermarket expansion, or both.

In September 1998, the Company hired an investment banker to explore strategic opportunities to maximize stockholder value. In March 1999, the Company's contract with the investment banker expired. The investment banker as well as the Company's Board of Directors continues to look for investment capital for the Company's primary capital needs.

As of June 30, 1999, the Company consummated an agreement with one of the founders of Raw Materials Food Company (RMFC) to sell back to such founder all of the common stock of RMFC. In payment for the common stock, the founder returned to the Company 30,000 shares of the Company's common stock issued to him as consideration for the original acquisition of RMFC and a note in the amount of $77,000.

The Company has recognized a gain of $62,121 on the sale of the common stock which represents the amount by which the fair value of the 30,000 shares of Annie's Homegrown Inc. exceeds the net assets sold. The Company has deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as the cash flows from RMFC's operating activities are sufficient to fund the repayment of the note.

In July 1999, the Company's Board of Directors approved a cost reduction plan, which is expected to eliminate approximately $300,000 in expenses for the fiscal year ended March 31, 2000. The plan calls for a reduction in personnel, some of which took place in the quarter ending June 30, 1999. The plan also called for a consolidation of the Company's operations into its Wakefield, Massachusetts office that was completed in June 1999. The balance of the reductions is taking effect starting in July 1999 with additional personnel reductions and an adjustment of the Liberty master distribution agreement.

Year 2000 Compliance

Management is aware of the potential software anomalies associated with the year 2000 date change. The Company has been evaluating the potential issues that need to be addressed in connection with its operations. An inventory of the Company's computer systems and software has been made and assessment and testing of the systems and software is largely complete. The Company is not aware at this time of any significant year 2000 issues in its own systems. Formal communications have begun with Liberty, the Company's master distributor, to ensure that Liberty has appropriate plans in place to properly address the year 2000 issue. Based upon these communications, Liberty has informed the Company that its systems are year 2000 compliant. The Company has also begun preliminary communications with its principal suppliers to assess their year 2000 compliance. Based on the results of these communications, the Company will make a decision on whether to seek alternative suppliers. Based on preliminary information, costs of addressing the year 2000 issue are not expected to have a material effect upon the Company's financial position, results of operations, or cash flows in future periods. The Company believes it has adequate plans in place to address the year 2000 issue. However, there can be no assurance that the systems of other companies, on which the Company's systems and operations rely, will be converted on a timely basis and will not have a material effect on the Company, nor can there be an assurance that the Company will not encounter a material disruption as a result of the year 2000 problem.

Other Matters

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities". The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted SOP 98-5 effective April 1, 1999. The adoption of SOP 98-5 had no impact on the consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The statement requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 by April 1, 2001. Adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.

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



                                      Annie's Homegrown, Inc.
                                           (Registrant)


Date:  August 13, 1999                /s/ Paul B. Nardone
                                      -----------------------------------------
                                          Paul B. Nardone
                                          President and Chief Operating Officer


Date:  August 13, 1999                /s/ Neil Raiff
                                      -----------------------------------------
                                          Neil Raiff
                                          Chief Financial Officer & Treasurer