Form 10QSB
period 1999-09-30
ANNIES HOMEGROWN INC
filed 1999-11-15
CIK 890818

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

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

                                 395 Main Street
                               Wakefield, MA 01880
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                  781-224-1172
              ----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

As of September 30, 1999, there were outstanding 4,709,768 shares of the issuer's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---


================================================================================

                             ANNIE'S HOMEGROWN, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

                          Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Balance Sheet as of
         September 30, 1999 (unaudited)                                     3

     Consolidated Statements of Operations for the Three and
         Six Months Ended September 30, 1999 and 1998 (unaudited)           4

     Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 1999 and 1998 (unaudited)           5

     Notes to Consolidated Financial Statements                           6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION                              8-12


                            Part II Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   12
         Signatures                                                        12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                             ANNIE'S HOMEGROWN, INC.
                           Consolidated Balance Sheet
                                    Unaudited
                               September 30, 1999
                               ------------------

                                     Assets
Current assets
    Cash and cash equivalents                                        $   69,480
    Accounts receivable
     Trade                                                              223,083
     Related parties                                                     24,759
    Inventory                                                         1,277,310
    Other current assets                                                 44,920
                                                                     ----------
         Total current assets                                         1,639,552

Office equipment                                                        190,072
Accumulated depreciation                                                (99,464)
                                                                     ----------
         Office equipment, net                                           90,608

Goodwill, net of amortization                                           281,558
Note receivable, net of deferred gain                                      ---
Other assets                                                            111,769
                                                                     ----------
         Total assets                                                $2,123,487
                                                                     ==========

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities
    Notes payable                                                    $  482,316
    Current maturities of long term debt                                120,000
    Accounts payable, trade                                           1,345,415
    Advances from distributor                                           218,970
    Accrued expenses                                                    168,005
                                                                     ----------
         Total current liabilities                                    2,334,706

Commitments

Stockholders' equity (deficit) Common stock, $.001 par value.
     Authorized 10,000,000 shares
     issued 4,881,674 shares                                              4,882
    Additional paid in capital                                        2,534,120
    Accumulated deficit                                              (2,107,771)
    Notes receivable stockholders                                      (367,450)
    Note receivable from officer                                        (75,000)
    Treasury stock, 171,906 common shares at cost                      (200,000)
                                                                     ----------
         Total stockholders' equity (deficit)                          (211,219)
                                                                     ----------
         Total liabilities and stockholders' equity (deficit)        $2,123,487
                                                                     ==========

                             ANNIE'S HOMEGROWN, INC.
                      Consolidated Statements of Operations
                                    Unaudited

                                                             Three months ended            Six months ended
                                                                September 30,                September 30,
                                                         --------------------------    --------------------------
                                                             1998           1999          1998           1999
                                                         -----------    -----------    -----------    -----------
Net sales                                                $ 1,976,958    $ 2,850,256    $ 3,197,124    $ 4,913,135

Cost of sales                                              1,130,956      1,539,837      1,839,525      2,726,490
                                                         -----------    -----------    -----------    -----------

         Gross profit                                        846,002      1,310,419      1,357,599      2,186,645

Operating expenses:
     Selling                                                 649,303        828,340      1,004,534      1,410,041
     General and administrative                              357,423        322,289        682,388        670,582
     Compensation for outside directors                         --           10,000           --           10,000
     Slotting fees                                            23,094         19,228         63,316         55,941
                                                         -----------    -----------    -----------    -----------

         Total operating expenses                          1,029,820      1,179,857      1,750,238      2,146,564
                                                         -----------    -----------    -----------    -----------

         Operating income (loss)                            (183,818)       130,562       (392,639)        40,081

Other income (loss)
     Interest expense and other charges                      (34,225)       (57,036)       (67,833)      (110,497)

     Gain on sale of Raw Materials Food Co.                     --             --             --           62,121
     Interest and other income                                 2,000          3,728          4,287          6,367
                                                         -----------    -----------    -----------    -----------

         Income (loss) before income tax                    (216,043)        77,254       (456,185)        (1,928)

Income tax expense                                              --             --            1,119           --
                                                         -----------    -----------    -----------    -----------

         Net income (loss)                               $  (216,043)   $    77,254    $  (457,304)   $    (1,928)
                                                         ===========    ===========    ===========    ===========

Weighted average common shares outstanding (in 000's):
         Basic                                                 4,548          4,708          4,548          4,721
         Diluted                                               4,548          4,828          4,548          4,721

Net income (loss) per share:
         Basic                                                  (.05)           .02           (.10)           0.0
         Diluted                                                (.05)           .02           (.10)           0.0

                             ANNIE'S HOMEGROWN, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                  Six months ended
                                                                    September 30,
                                                              ------------------------
                                                                 1998           1999
                                                              ---------      ---------
Cash flows from operating activities:
    Net income (loss)                                         $(457,304)     $  (1,928)
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
         Depreciation and amortization                           21,002         24,500
         Compensation for outside directors                        --           10,000
         Gain on sale of Raw Materials Food Co.                    --          (62,121)
         Changes in
             Accounts receivable, trade                         (21,394)      (157,802)
             Affiliate accounts, net                             (9,274)          --
             Inventory                                         (160,585)       251,506
             Other assets                                       (25,343)        37,616
             Accounts payable, trade                            473,916        613,315
             Accrued expenses                                    (6,453)        81,662
             Advances from distributor                           34,364       (509,425)
               Due to employees                                  (8,811)        (5,110)
                                                              ---------      ---------
                  Net cash (used in) provided by
                   operating activities                        (159,882)       282,213

Cash flows from investing activities:
     Acquisition of Tamarind Tree brand                        (209,712)       (12,040)
     Purchases of equipment                                     (48,948)       (11,365)
                                                              ---------      ---------
                  Net cash (used in) investing activities      (258,660)       (23,405)

Cash flows from financing activities:
     Net payments on line of credit                             (46,513)      (145,953)
     Borrowing on term loan                                     300,000           --
                                                                             ---------
     Payments on term loan                                         --          (90,000)
                                                              ---------      ---------
                  Net cash (used in) provided by
                   financing activities                         253,487       (235,953)
                                                              ---------      ---------

Net (decrease) increase in cash and cash equivalents           (165,055)        22,855
Cash and cash equivalents, beginning of period                  249,669         46,625
                                                              ---------      ---------
Cash and cash equivalents, end of period                      $  84,614      $  69,480
                                                              =========      =========

Supplemental disclosure of cash flow information
     Cash paid for interest                                   $  67,833      $ 109,356
                                                              =========      =========
     Cash paid for income taxes                               $   1,119      $    --
                                                              =========      =========

Supplemental disclosure of noncash activities  - See Note 2

ANNIE'S HOMEGROWN, INC. NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 1999, its results of operations for the three and six month periods ended September 30, 1998 and 1999, and its cash flows for the six month periods ended September 30, 1998 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, on file with the Securities and Exchange Commission.

NOTE 2-- Supplemental disclosure of noncash activities are as follows:

As of June 30, 1999, the Company consummated an agreement with one of the founders of Raw Materials Food Company ("RMFC") to sell back to that founder all of the common stock of RMFC. In payment for the common stock, the founder returned to the Company 30,000 shares of the Company's Common Stock issued to him as consideration for the original acquisition of RMFC and a note in the amount of $77,000. The note bears interest at 5.79% per annum and the repayment terms are tied to the cash flows of Raw Materials Food Company.

The Company has recognized a gain of $62,121 on the sale of the common stock of RMFC, which represents the amount by which the fair value of the 30,000 shares of Annie's Homegrown, Inc. exceeds the net assets sold. The Company deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as cash flows from RMFC's operating activities are sufficient to fund the repayment of the note. For the six months ended September 30, 1999, the Company recognized $3,923 in other income relating to cash repayments on the note receivable.

NOTE 3 - EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted income/(loss) per common share of the Company's reported net income/(loss) is as follows (in thousands except per share data):

Three Months Ended Sept. 30, 1998                  Net Loss              Weighted Average Shares           Per Share Data
---------------------------------                  --------              -----------------------           --------------
Basic loss per common share                         $(216)                        4,548                        $(.05)
Stock options                                         ---                           ---                          ---
Diluted loss per common share                       $(216)                        4,548*                       $(.05)

*For the quarter ended September 30, 1998, stock options for shares of common stock totaling 249 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

Three Months Ended Sept. 30, 1999                 Net Income             Weighted Average Shares           Per Share Data
---------------------------------                 ----------             -----------------------           --------------
Basic income per common share                        $ 77                         4,708                         $ .02
Stock options                                         ---                           120                           ---
Diluted income per common share                      $ 77                         4,828                         $ .02

Six Months Ended Sept. 30, 1998                    Net Loss              Weighted Average Shares           Per Share Data
-------------------------------                    --------              -----------------------           --------------
Basic loss per common share                         $(457)                        4,548                        $(.10)
Stock options                                         ---                           ---                          ---
Diluted loss per common share                       $(457)                        4,548*                       $(.10)

*For the six months ended September 30, 1998, stock options for shares of common stock totaling 249 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

Six Months Ended Sept 30, 1999                     Net Loss              Weighted Average Shares           Per Share Data
------------------------------                     --------              -----------------------           --------------
Basic loss per common share                          $ (2)                        4,721                        $(0.0)
Stock options                                         ---                           ---                          ---
Diluted loss per common share                        $ (2)                        4,721*                       $(0.0)

*For the six months ended September 30, 1999, stock options for shares of common stock totaling 120 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

NOTE 4 - TAMARIND TREE ACQUISITION

On August 27, 1998, the Company acquired certain assets of The Tamarind Tree Ltd. ("Tamarind Tree"). Tamarind Tree produced and marketed an ethnic line of heat and serve vegetarian food entrees. The assets acquired consisted of the Tamarind Tree brand, including the registered trademark, "The Taste of India," intellectual property relating to the brand and other tangible and intangible assets that were used in Tamarind Tree's business.

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

The Company financed the acquisition of Tamarind Tree by entering into a $300,000 term loan with Fremont Financial Corporation. The interest rate on the loan is prime rate plus 3% (11.25% at September 30, 1999) and calls for 20 monthly principal payments of $15,000 commencing October 1, 1998. The loan is secured by all of the assets of the Company including a security interest in the Tamarind Tree Brand as well as guaranteed by the two largest stockholders of the Company.

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

NOTE 6 - COST REDUCTION

In July 1999, the Company's Board of Directors approved a cost reduction plan, which is expected to eliminate approximately $300,000 in expenses for the fiscal year ended March 31, 2000. The plan called for a reduction in personnel, some of which took place in the quarter ending June 30, 1999 with the balance completed in July 1999. Severance payments associated with the personnel cuts totaled $61,682. The plan also called for a consolidation of the Company's operations into its Wakefield, Massachusetts office that was completed in June 1999. In July 1999, the Company and Liberty modified the agreement to permit the Company to sell the products directly to the supermarket chains that do not buy through distributors in the New England and West Coast regions

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                                    OVERVIEW

Annie's Homegrown, Inc. sells premium totally natural products to the natural food, specialty food and supermarket trades. The pasta products include ten macaroni and cheese dinners under the Annie's brand name, two canned pasta meals under the brand names BerniOs and All Stars and five Annie's Pasta Meals which combine different pasta shapes with five sauce recipes. The Company, from its Tamarind Tree acquisition, sells eight different heat and serve vegetarian food entrees in the Indian cuisine tradition. The Company also has an agreement with a specialty retailer to provide a private label house brand using the Company's all natural white cheddar cheese formula together with elbow macaroni.

Most of the Company's products are distributed in the continental United States by Liberty Richter, Inc. ("Liberty"). Pursuant to a master distribution agreement, the Company sells its products to Liberty who in turn resells the products to natural and specialty food stores and supermarket chains via distributors. In July 1999, the Company and Liberty modified the agreement to permit the Company to sell the products directly to the supermarket chains that do not buy through distributors in the New England and West Coast regions.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1998

NET SALES. Net sales increased by $1,716,011 or 53.67% from $3,197,124 in 1998 to $4,913,135 in 1999. The net sales increase was the result of increases in continuing product sales (25.44%), Tamarind Tree sales (18.25%) and new products (9.98%).

GROSS PROFIT. As a percentage of net sales, gross profit increased from 42.46% in 1998 to 44.51% in 1999. This increase was a result of the product mix as well as lower raw material costs.

SELLING EXPENSES. Selling expenses increased by $405,507 or 40.37% from $1,004,534 in 1998 to $1,410,041 in 1999 but decreased as a percentage of net sales from 31.42% in 1998 to 28.70% in 1999. The decrease in selling expenses as a percentage of net sales reflected fewer promotions on continuing product sales and fewer new product introductions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $11,806 or 1.73% from $682,388 in 1998 to $670,582 in 1999 and decreased as a percentage of net sales from 21.34% in 1998 to 13.65% in 1999. The decrease in general and administrative expenses is a result of the cost reductions approved by the Board of Directors offset by severance payments ($61,682) and professional fees relating to hiring an investment banker and additional legal expenses related to the restructuring activities of the Company.

SLOTTING FEES. Slotting expenses decreased by $7,375 or 11.65% from $63,316 in 1998 to $55,941 in 1999, and decreased as a percentage of net sales from 1.98% in 1998 to 1.14% in 1999. According to the Company's plan, a modest amount of slotting fees was spent to expand the Company's distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges increased by $42,664 from $67,833 in 1998 to $110,497 in 1999 and increased as a percentage of sales from 2.12% in 1998 to 2.25% in 1999. The increase in interest expense and other charges is the result of higher borrowings under the Line of Credit from a financial institution as well as borrowings from the term loan entered into during August 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Net sales increased by $873,298 or 44.17% from $1,976,958 in 1998 to $2,850,256 in 1999. The net sales increase was the result of increases in continuing product sales (34.67%), Tamarind Tree sales (7.04%) and new products (5.78%) offset by the loss of RMFC sales (3.32%).

GROSS PROFIT. As a percentage of net sales, gross profit increased from 42.79% in 1998 to 45.97% in 1999. This increase was a result of the product mix as well as lower raw material costs.

SELLING EXPENSES. Selling expenses increased by $179,037 or 27.57% from $649,303 in 1998 to $828,340 in 1999 and decreased as a percentage of net sales from 32.84% in 1998 to 29.06% in 1999. The decrease in selling expenses as a percentage of net sales reflected fewer promotions on continuing product sales and fewer new product introductions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $35,134 or 9.83% from $357,423 in 1998 to $322,289 in 1999 and decreased as a percentage of net sales from 18.08% in 1998 to 11.31% in 1999. The decrease in general and administrative expenses is a result of the cost reductions approved by the Board of Directors offset by severance payments ($53,464) in relation to the reduction of personnel in the cost reduction plan.

SLOTTING FEES. Slotting expenses decreased by $3,866 or 16.74% from $23,094 in 1998 to $19,228 in 1999, and decreased as a percentage of net sales from 1.17% in 1998 to 0.67% in 1999. According to the Company's plan, a modest amount of slotting fees was spent to expand the Company's distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges increased by $22,811 from $34,225 in 1998 to $57,036 in 1999 and increased as a percentage of sales from 1.73% in 1998 to 2.00% in 1999. The increase in interest expense and other charges is the result of higher borrowings under the Line of Credit from a financial institution as well as borrowings from the term loan entered into during August 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through a public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At September 30, 1999, the Company had a working capital deficit of $695,154, which is an increase of $89,584 from a working capital deficit of $605,570 at March 31, 1999. The working capital deficit was reduced by $90,621 from the working capital deficit at June 30, 1999. The increase in the working capital deficit was primarily attributable to the modification of the Liberty contract resulting in an increase in accounts receivable and a decrease in the advances from distributor. Payments on the line of credit also decreased the working capital deficit that was offset by a reduction of inventory due to better inventory turns and an increase in accounts payable and accrued expenses due to timing of payments at the end of the quarter.

Most of the Company's sales are made to Liberty under contract terms allowing certain rights of return on unsold product held by Liberty. That contract calls for Liberty to pay the Company based on terms relating to the receipt of the Company's products by Liberty. The Company defers recognition of such sales until the product is sold by Liberty to distributors. As a result, if Liberty pays the Company before Liberty sells the products to a third party, the Company accounts for such amount as an advance from Liberty. If Liberty sells the products to a third party before it pays the Company, the Company accounts for such amount as a receivable from Liberty.

Net cash provided by operating activities for the six months ended September 30, 1999 was $282,213 resulting primarily from a decrease in inventory and an increase in accounts payable and accrued expenses offset by an increase in accounts receivable and a decrease in advances from distributor.

Net cash used in investing activities consisted of capital expenditures totaling $23,405 which related to additional purchase price in the form of the ongoing royalty in connection with the purchase of the Tamarind Tree brand and the purchase of plates and dies for the new products and the purchase of office equipment.

The Company negotiated a line of credit with a financial institution for $600,000, which closed on February 3, 1998 ("Line of Credit"). The Line of Credit is for a term of two years and is secured by all of the assets of the Company and guaranteed by the two largest stockholders of the Company. In August 1998, the Company increased the Line of Credit to $900,000 and signed a Term Loan for an additional $300,000 to purchase the Tamarind Tree brand. At September 30, 1999, the Company reduced the line of credit by $145,953 in payments and reduced the term loan by $90,000 in monthly installments.

The Company's strategy is to continue to expand its supermarket distribution nationally in addition to developing new and unique all natural and organic food products to sell to its existing customer base.

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

In September 1998, the Company hired an investment banker to explore strategic opportunities to maximize stockholder value. In March 1999, the Company's contract with the investment banker expired. The investment banker as well as the Company's Board of Directors continue to look for investment capital for the Company's primary capital needs. On September 2, 1999, the Special Committee of the Board of Directors, consisting solely of outside and disinterested directors, authorized the Company to sign a non-binding term sheet for a proposed investment in the Company by Homegrown Holdings Corp., a Delaware corporation that is presently unaffiliated with Annie's. A definite agreement between Annie's and Homegrown Holdings Corp. has not yet been signed.

As of June 30, 1999, the Company consummated an agreement with one of the founders of Raw Materials Food Company ("RMFC") to sell back to that founder all of the common stock of RMFC. In payment for the common stock, the founder returned to the Company 30,000 shares of the Company's common stock issued to him as consideration for the original acquisition of RMFC and a note in the amount of $77,000.

The Company has recognized a gain of $62,121 on the sale of the common stock that represents the amount by which the fair value of the 30,000 shares of Annie's Homegrown, Inc. exceeds the net assets sold. The Company has deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as cash flows from RMFC's operating activities are sufficient to fund the repayment of the note. For the six months ended September 30, 1999, the Company recognized $3,923 in other income relating to cash repayments on the note receivable.

In July 1999, the Company's Board of Directors approved a cost reduction plan, which is expected to eliminate approximately $300,000 in expenses for the fiscal year ended March 31, 2000. The plan called for a reduction in personnel, some of which took place in the quarter ending June 30, 1999 with balance completed in July 1999. Severance payments associated with the personnel cuts totaled $61,682. The plan also called for a consolidation of the Company's operations into its Wakefield, Massachusetts office that was completed in June 1999. In July 1999, the Company and Liberty modified the agreement to permit the Company to sell the products directly to the supermarket chains that do not buy through distributors in the New England and West Coast regions.

YEAR 2000 COMPLIANCE

Management is aware of the potential software anomalies associated with the year 2000 date change. The Company has been evaluating the potential issues that need to be addressed in connection with its operations. An inventory of the Company's computer systems and software has been made and assessment and testing of the systems and software is completed. The Company is not aware at this time of any significant year 2000 issues in its own systems. The Company contacted Liberty, the Company's master distributor, to ensure that Liberty has appropriate plans in place to properly address the year 2000 issue. Liberty has informed the Company that its systems are year 2000 compliant. The Company has also contacted its principal suppliers to assess their year 2000 compliance. Based on the results of these communications, the Company has decided not to seek alternative suppliers. Costs of addressing the year 2000 issue are not expected to have a material effect upon the Company's financial position, results of operations, or cash flows in future periods. The Company believes it has adequate plans in place to address the year 2000 issue. However, there can be no assurance that the systems of other companies, on which the Company's systems and operations rely, will be converted on a timely basis and will not have a material effect on the Company, nor can there be an assurance that the Company will not encounter a material disruption as a result of the year 2000 problem.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The statement requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 by April 1, 2001. Adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements. .


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



                                     Annie's Homegrown, Inc.
                                     -----------------------
                                         (Registrant)


Date:  November 15, 1999             /s/ Paul B. Nardone
                                     ---------------------------------
                                         Paul B. Nardone
                                         President and Chief Operating Officer


Date:  November 15, 1999             /s/ Neil Raiff
                                     ----------------------------
                                         Neil Raiff
                                         Chief Financial Officer & Treasurer