Form 10QSB
period 1999-12-31
ANNIES HOMEGROWN INC
filed 2000-02-14
CIK 890818

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1999

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

                                  781-224-1172
            --------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

As of February 11, 2000, there were outstanding 4,709,768 shares of the issuer's Common Stock, $.001 par value and 1,000,000 shares of the issuer's Preferred Stock, $2.00 par value.

Transitional Small Business Disclosure Format (check one):    Yes        No  X
                                                                  ---       ---
================================================================================

                             ANNIE'S HOMEGROWN, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

                          Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Balance Sheet as of
         December 31, 1999 (unaudited)                                      3

     Consolidated Statements of Operations for the Three and
         Nine Months Ended December 31, 1998 and 1999 (unaudited)           4

     Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 1998 and 1999 (unaudited)           5

     Notes to Consolidated Financial Statements (unaudited)                6-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION                                9-13

                            Part II Other Information

ITEM 2.  CHANGES IN SECURITIES                                              14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              14-15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   15

         Signatures                                                         15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             ANNIE'S HOMEGROWN, INC.
                           Consolidated Balance Sheet
                                    Unaudited
                               December 31, 1999
                               -----------------

                                     Assets
Current assets

    Cash and cash equivalents                                       $ 1,162,607
    Accounts receivable                                                 159,020
    Inventory                                                         1,312,248
    Other current assets                                                  4,000
                                                                    -----------
         Total current assets                                         2,637,875

Office equipment                                                        197,416
Accumulated depreciation                                               (108,464)
         Office equipment, net                                           88,952

Goodwill, net of amortization                                           287,142
Note receivable, net of deferred gain                                      --
Other assets                                                            179,121
                                                                    -----------
         Total assets                                               $ 3,193,090
                                                                    ===========
                      Liabilities and Stockholders' Equity

Current liabilities

    Accounts payable, trade                                         $   679,140
    Advances from distributor                                           681,371
    Accrued expenses                                                    118,067
                                                                    -----------
         Total current liabilities                                    1,478,578

Commitments

Stockholders' equity

    Series A convertible preferred stock, $2.00 par value
     Authorized 1,000,000 shares
     issued and outstanding 1,000,000 shares                          2,000,000
    Common stock, $.001 par value
     Authorized 10,000,000 shares
     issued 4,881,674 shares                                              4,882
    Additional paid in capital                                        2,404,351
    Accumulated deficit                                              (2,045,635)
    Notes receivable stockholders                                      (449,086)
    Treasury stock, 171,906 common shares at cost                      (200,000)
                                                                    -----------
         Total stockholders' equity                                   1,714,512
                                                                    -----------
         Total liabilities and stockholders' equity                 $ 3,193,090
                                                                    ===========

                             ANNIE'S HOMEGROWN, INC.
                      Consolidated Statements of Operations
                                    Unaudited

                                                     Three months ended                   Nine months ended
                                                          December 31                         December 31
                                                 -----------------------------       -----------------------------
                                                     1998              1999             1998              1999
                                                 -----------       -----------       -----------       -----------
Net sales                                        $ 2,291,719       $ 2,021,968       $ 5,488,844       $ 6,935,103

Cost of sales                                      1,299,578         1,083,019         3,139,103         3,809,509
                                                 -----------       -----------       -----------       -----------
         Gross profit                                992,141           938,949         2,349,741         3,125,594

Operating expenses:

     Selling                                         642,007           533,507         1,646,541         1,943,547
     General and administrative                      495,234           247,252         1,177,697           917,834
     Stock compensation to directors
        and employees                                 21,000            19,900            21,000            29,900
     Slotting fees                                    27,395            27,166            90,710            83,107
                                                 -----------       -----------       -----------       -----------
         Total operating expenses                  1,185,636           827,825         2,935,948         2,974,388
                                                 -----------       -----------       -----------       -----------
         Operating income (loss)                    (193,495)          111,124          (586,207)          151,206

Other income (loss)

     Interest expense and other charges              (44,458)          (81,683)         (112,292)         (197,810)
     Gain on sale of Raw Materials Food Co.             --                --                --              62,121
     Interest and other income                         6,343            32,695            10,631            44,692
                                                 -----------       -----------       -----------       -----------
         Income (loss) before income tax            (231,610)           62,136          (687,868)           60,209

Income tax expense                                      --                --               1,097              --
                                                 -----------       -----------       -----------       -----------
         Net income (loss)                       $  (231,610)      $    62,136       $  (688,965)      $    60,209
                                                 ===========       ===========       ===========       ===========

Weighted average common
 shares outstanding (in 000's):
         Basic                                         4,540             4,710             4,546             4,717
         Diluted                                       4,540             5,720             4,546             5,727

Net income (loss) per share:
         Basic                                          (.05)              .01              (.15)              .01
         Diluted                                        (.05)              .01              (.15)              .01

                             ANNIE'S HOMEGROWN, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                           Nine months ended
                                                                              December 31,
                                                                   ---------------------------------
                                                                       1998                 1999
                                                                   -----------           -----------
Cash flows from operating activities:
    Net income (loss)                                              $  (688,965)          $    60,209
    Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:

         Depreciation and amortization                                  28,502                39,500
         Stock compensation to directors
           and employees                                                  --                  29,900
         Gain on sale of Raw Materials Food Co.                           --                 (62,121)
         Changes in
             Accounts receivable, trade                                (33,001)              (93,739)
             Affiliate accounts, net                                    29,757                24,759
             Inventory                                                (509,566)              216,568
             Other assets                                               64,740                 4,548
             Accounts payable, trade                                   565,798               (52,960)
             Accrued expenses                                          (20,727)               31,724
            Advances from distributor                                  203,277               (47,024)
               Due to employees                                        (16,558)               (5,110)
                                                                   -----------           -----------
                  Net cash (used in) provided by
                   operating activities                               (376,743)              146,254

Cash flows from investing activities:

     Acquisition of Tamarind Tree brand                               (332,572)              (23,624)
     Purchases of equipment                                            (53,684)              (18,709)
                                                                   -----------           -----------
                  Net cash (used in) investing activities             (386,256)              (42,333)

Cash flows from financing activities:

     Net proceeds from issuance of preferred stock                        --               1,850,330
     Purchase of treasury stock                                        (35,000)                 --
     Net borrowings (payments) on line of credit                       324,688              (628,269)
     Borrowing on term loan                                            300,000                  --
     Payments on term loan                                             (45,000)             (210,000)
                                                                   -----------           -----------
                  Net cash (used in) provided by
                   financing activities                                544,688             1,012,061
                                                                   -----------           -----------
Net (decrease) increase in cash and cash equivalents                  (218,311)            1,115,982
Cash and cash equivalents, beginning of period                         249,669                46,625
                                                                   -----------           -----------
Cash and cash equivalents, end of period                           $    31,358           $ 1,162,607
                                                                   ===========           ===========

Supplemental disclosure of cash flow information

     Cash paid for interest                                        $   112,292           $   205,542
                                                                   ===========           ===========
     Cash paid for income taxes                                    $     1,097           $      --
                                                                   ===========           ===========

ANNIE'S HOMEGROWN, INC. NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31, 1999, its results of operations for the three and nine month periods ended December 31, 1998 and 1999, and its cash flows for the nine month periods ended December 31, 1998 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, on file with the Securities and Exchange Commission.

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

The Company has recognized a gain of $62,121 on the aforementioned sale of the common stock of RMFC, which represents the amount by which the fair value of the 30,000 shares of Annie's Homegrown, Inc. exceeds the net assets sold. The Company deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as cash flows from RMFC's operating activities are sufficient to fund the repayment of the note. For the nine months ended December 31, 1999, the Company recognized $10,030 in other income relating to cash repayments on the note receivable.

NOTE 3 - EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted income/(loss) per common share of the Company's reported net income/(loss) is as follows (in thousands except per share data):

Three Months Ended Dec. 31, 1998         Net Loss        Weighted Average Shares       Per Share Data
--------------------------------
Basic loss per common share               $(232)                  4,540                    $(.05)
Stock options                               ---                    ---                       ---
Diluted loss per common share             $(232)                  4,540*                   $(.05)

*For the quarter ended December 31, 1998, stock options for shares of common stock totaling 120 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

Three Months Ended Dec. 31, 1999         Net Income      Weighted Average Shares       Per Share Data
--------------------------------
Basic income per common share               $ 62                  4,710                     $ .01
Conversion of Preferred Stock                ---                  1,000                      ---
Stock options                                ---                     10                      ---
Diluted income per common share             $ 62                  5,720*                    $ .01

*For the quarter ended December 31, 1999, stock options for shares of common stock totaling 80 thousand were outstanding but were not included in the calculation of diluted income per common share because the effect was anti-dilutive.

Nine Months Ended Dec. 31, 1998          Net Loss        Weighted Average Shares       Per Share Data
-------------------------------
Basic loss per common share               $(689)                  4,546                    $(.15)
Stock options                               ---                    ---                       ---
Diluted loss per common share             $(689)                  4,546*                   $(.15)

*For the nine months ended December 31, 1998, stock options for shares of common stock totaling 120 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

Nine Months Ended Dec. 31, 1999          Net Income      Weighted Average Shares       Per Share Data
-------------------------------
Basic income per common share               $ 60                  4,717                     $.01
Conversion of Preferred Stock                ---                  1,000                      ---
Stock options                                ---                     10                      ---
Diluted income per common share             $ 60                  5,727*                    $.01

*For the nine months ended December 31, 1999, stock options for shares of common stock totaling 80 thousand were outstanding but were not included in the calculation of diluted income per common share because the effect was anti-dilutive.

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

The Company financed the acquisition of Tamarind Tree by entering into a $300,000 term loan with Fremont Financial Corporation. The interest rate on the loan was prime rate plus 3% and called for 20 monthly principal payments of $15,000 commencing October 1, 1998. The loan was secured by all of the assets of the Company including a security interest in the Tamarind Tree Brand as well as guaranteed by the two largest stockholders of the Company. At December 31, 1999, the note has been fully repaid as a result of the Homegrown Holdings Corp. transaction (See note 7).

The operating results of Tamarind Tree have been included in the consolidated statements of operations from the date of acquisition. Proforma combined results of operations of the Company and Tamarind Tree on the basis that the acquisition had taken place on April 1, 1997 are not presented since the effects are not material.

NOTE 5 - LINE OF CREDIT

On August 27, 1998, the Company signed an amendment to its Line of Credit agreement with Fremont Financial Corporation increasing its line of credit from $600,000 to $900,000. Amounts available under this agreement are either 75% or 90% of certain categories of the Company's accounts receivable and 50% of a certain category of inventory. The Line of Credit was secured by all the assets of the Company as well as guaranteed by the two largest stockholders of the Company. At December 31, 1999 the line of credit has been fully repaid and the agreement was terminated as a result of the Homegrown Holdings Corp. transaction (See note 7).

NOTE 6 - COST REDUCTION

In July 1999, the Company's Board of Directors approved a cost reduction plan, which is expected to eliminate approximately $300,000 in expenses for the fiscal year ended March 31, 2000. The plan called for a reduction in personnel, some of which took place in the quarter ending June 30, 1999 with the balance completed in July 1999. Severance accruals associated with the personnel cuts totaled $61,682. The plan also called for a consolidation of the Company's operations into its Wakefield, Massachusetts office. This consolidation was completed in June 1999. In July 1999, the Company and Liberty Richter, Inc. modified the master distribution agreement to permit the Company to sell its products directly to supermarket chains that do not buy through distributors in the New England and West Coast regions.

NOTE 7 - Homegrown Holdings Corp. Transaction

On November 30, 1999, pursuant to a Special Meeting of its Stockholders, Annie's Homegrown, Inc. amended its Certificate of Incorporation to authorize one million shares of Preferred Stock, par value $2.00 ("Preferred Stock").

On December 2, 1999, Homegrown Holdings Corp., a Delaware corporation that was previously unaffiliated with the Company ("Homegrown Holdings"), purchased one million shares of Series A Convertible Preferred Stock for $2 million. The Series A Convertible Preferred Stock, in the aggregate, has voting rights equivalent to one million shares of Common Stock. The Series A Convertible Preferred Stock carries the rights to be converted into an equal number of shares of Common Stock and participates in dividends at the same rate as the Common Stock. In the event of a liquidation, the Series A Convertible Preferred Stock has the liquidation preference of par value plus 10% per annum. Certain mergers, consolidations and sales of assets are treated as liquidations.

In connection with the Purchase Agreement, the Company also executed a $1 million five-year promissory note in favor of Homegrown Holdings, with interest at the rate of 9% per annum, and provided a five-year warrant to purchase 1,500,000 shares of the Company's Common Stock with an exercise price ranging from $2.00 per share to $4.00 per share, varying over time and subject to a $.50 per share reduction if the Company's financial performance for the year ending March 31, 2000 does not meet specified criteria. The promissory note will be subordinated to any bank debt or institutional lenders that may now or hereafter exist. The warrant was independently valued at $372,000. Total costs incurred by the Company for this transaction were approximately $197,000. The costs were allocated between the debt and equity based on their respective fair values. The promissory note and the warrant are currently being held in escrow pursuant to an Escrow Agreement pending the Company's receipt of the loan proceeds from Homegrown Holdings.

In a related transaction, Homegrown Holdings entered into certain agreements, also dated December 2, 1999 (the "Stock Collar Agreements"), with the Company's co-founders, Mr. Andrew Martin and Ms. Ann Withey, which provided a stock collar in favor of Homegrown Holdings on certain of Mr. Martin's and Ms. Withey's shares of Common Stock of the Company. Specifically, Mr. Martin subjected all of his shares of Common Stock to his Stock Collar Agreement. In connection with his Stock Collar Agreement, Mr. Martin executed an Irrevocable Proxy, dated December 2, 1999, in favor of Homegrown Holdings to vote all of his shares of Common Stock. Ms. Withey subjected 900,000 of her shares of Common Stock to the Stock Collar Agreement and executed an Irrevocable Proxy, dated December 2, 1999, in favor of Homegrown Holdings with respect to 852,903 of her shares. As a result of these transactions, Homegrown Holdings currently has the right to vote approximately 75% of the Company's outstanding shares.

Mr. Martin and Ms. Deborah Churchill Luster resigned from the Board of Directors effective as of December 2, 1999. Ms. Withey remains on the Board of Directors.

As part of an agreement with Mr. Martin regarding the termination of his employment with the Company, Mr. Martin executed a Separation Agreement with the Company, dated December 2, 1999, providing for severance payments to him in consideration for a full release of any claims that he may have had against the Company. In connection with his Separation Agreement, Mr. Martin also rescheduled his debt to the Company arising out of certain advances and loans previously made to him by the Company. Mr. Martin's rescheduled obligations are evidenced by an Omnibus Secured Promissory Note in the principal amount of $274,630, dated December 2, 1999, which calls for interest at the rate of 9% per annum. The Omnibus Secured Promissory Note is secured by Mr. Martin's right to payment under his Stock Collar Agreement with Homegrown Holdings.

Effective as of December 2, 1999, Mr. Paul Nardone was appointed the Company's Chief Executive Officer to replace Mr. Martin.

Ms. Luster also executed a Separation Agreement with the Company, dated December 2, 1999. The Separation Agreement provided for severance payments to her as a result of termination of her employment with the Company, in consideration for a release of any claims that she may have had against the Company. In connection with her Separation Agreement, Ms. Luster also rescheduled her debt to the Company, originally incurred as a result of certain loans previously made to her by the Company. Ms. Luster's rescheduled obligations are evidenced by an Omnibus Secured Promissory Note in the amount of $87,794, dated December 2, 1999, bearing interest at the rate of 9% per annum and secured by her shares of the Company's Common Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                                    OVERVIEW

Annie's Homegrown, Inc. sells premium totally natural products to the natural food, specialty food and supermarket trades. The pasta products include ten macaroni and cheese dinners under the Annie's brand name, four canned pasta meals, and five Annie's Pasta Meals that combine different pasta shapes with five sauce recipes. The Company, from its Tamarind Tree acquisition, sells eight different heat and serve vegetarian food entrees in the Indian cuisine tradition. The Company also has an agreement with a specialty retailer to provide a private label house brand using the Company's all natural white cheddar cheese formula together with elbow macaroni.

Most of the Company's products are distributed in the continental United States by Liberty Richter, Inc. ("Liberty"). Pursuant to a master distribution agreement, the Company sells its products to Liberty who in turn resells the products to natural and specialty food stores and supermarket chains via distributors. In July 1999, the Company and Liberty modified the agreement to permit the Company to sell its products directly to supermarket chains that do not buy through distributors in the New England and West Coast regions.

                           FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in Item 2., Management's Discussion and Analysis, relating to the sufficiency of funds for the Company's working capital requirements during 2000 and the

Company's expectation that future cash flow will continue to be provided from operations are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to: (i) competitive factors in the market place; (ii) reliance on the Company's master distributor agreement with Liberty and relative mix of sales through distributors and direct to supermarkets; (iii) fluctuation in quarterly and annual operating results due to seasonality (e.g. macaroni and cheese is consumed mostly during colder months of the year) and based on the Company's promotional schedule; (iv) dependence on key personnel; (v) availability and cost of capital; (vi) consumers' tastes and preferences on current products as well as acceptance of new product introductions; and (vii) general economic conditions, among others. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-KSB for the year ended March 31, 1999.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

NET SALES. Net sales increased by $1,446,259 or 26.35% from $5,488,844 in 1998 to $6,935,103 in 1999. The net sales increase was the result of increases in continuing product sales (17.94%), Tamarind Tree sales (8.36%) and new products (0.05%).

GROSS PROFIT. As a percentage of net sales, gross profit increased from 42.81% in 1998 to 45.07% in 1999. This increase was a result of the product mix as well as lower raw material costs.

SELLING EXPENSES. Selling expenses increased by $297,006 or 18.04% from $1,646,541 in 1998 to $1,943,547 in 1999 but decreased as a percentage of net sales from 30.00% in 1998 to 28.02% in 1999. The decrease in selling expenses as a percentage of net sales reflected fewer promotions on continuing product sales and fewer new product introductions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $259,863 or 22.07% from $1,177,697 in 1998 to $917,834 in 1999 and decreased as a percentage of net sales from 21.46% in 1998 to 13.23% in 1999. The decrease in general and administrative expenses is a result of the cost reductions approved by the Board of Directors, a reduction in professional fees relating to having an investment banker in 1998 but not in 1999 offset by severance payments ($61,682). Specifically, the cost reduction plan reduced expenses including: personnel and related benefits, consultants, office expenses, postage, rent, and telephone expense.

SLOTTING FEES. Slotting expenses decreased by $7,603 or 8.38% from $90,710 in 1998 to $83,107 in 1999, and decreased as a percentage of net sales from 1.65% in 1998 to 1.20% in 1999. According to the Company's plan, a modest amount of slotting fees was spent to expand the Company's distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

STOCK COMPENSATION TO DIRECTORS AND EMPLOYEES. Stock compensation to directors and employees increased by $8,900 from $21,000 in 1998 to $29,900 and increased as a percentage of sales from 0.38% in 1998 to 0.43% in 1999. The increase was a result of issuing non qualified options to two employees in 1999.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges increased by $85,518 from $112,292 in 1998 to $197,810 in 1999 and increased as a percentage of sales from 2.05% in 1998 to 2.85% in 1999. The increase in interest expense and other charges is the result of higher borrowings under the Line of Credit from a financial institution as well as borrowings from the term loan entered into during August 1998.

INTEREST AND OTHER INCOME. Interest and other income increased by $34,061from $10,631 in 1998 to $44,692 in 1999 and increased as a percentage of sales from 0.19% in 1998 to 0.64% in 1999.The increase was a result of recognizing interest income on notes receivable from stockholders and recognizing income relating to cash repayments on the RMFC note receivable.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

NET SALES. Net sales decreased by $269,751 or 11.77% from $2,291,719 in 1998 to $2,021,968 in 1999. The net sales decrease was the result of running a fall promotion in 1998. No corresponding promotion was run in 1999.

GROSS PROFIT. As a percentage of net sales, gross profit increased from 43.29% in 1998 to 46.44% in 1999. This increase was a result of the product mix as well as lower raw material costs.

SELLING EXPENSES. Selling expenses decreased by $108,500 or 16.9% from $642,007 in 1998 to $533,507 in 1999 and decreased as a percentage of net sales from 28.01% in 1998 to 26.39% in 1999. The selling expense decrease was the result of running a fall promotion in 1998. No corresponding promotion was run in 1999.The decrease in selling expenses as a percentage of net sales also reflected fewer promotions on continuing product sales and fewer new product introductions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $247,982 or 50.07% from $495,234 in 1998 to $247,252 in 1999 and decreased as a percentage of net sales from 21.61% in 1998 to 12.23% in 1999. The decrease in general and administrative expenses is a result of the cost reductions approved by the Board of Directors, a reduction in professional fees relating to having an investment banker in 1998 but not in 1999. Specifically, the cost reduction plan reduced expenses including: personnel and related benefits, consultants, office expenses, postage, rent, and telephone expense.

SLOTTING FEES. Slotting expenses decreased by $229 or 0.84% from $27,395 in 1998 to $27,166 in 1999, and increased as a percentage of net sales from 1.20% in 1998 to 1.34% in 1999. According to the Company's plan, a modest amount of slotting fees was spent to expand the Company's distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

STOCK COMPENSATION TO DIRECTORS AND EMPLOYEES. Stock compensation to directors and employees decreased by $1,100 from $21,000 in 1998 to $19,900 and increased as a percentage of sales from 0.92% in 1998 to 0.98% in 1999. The decrease was a result of not compensating the directors in 1999 offset by issuing non qualified options to two employees in 1999.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges increased by $37,225 from $44,458 in 1998 to $81,683 in 1999 and increased as a percentage of sales from 1.94% in 1998 to 4.04% in 1999. The increase in interest expense and other charges is the result of higher borrowings under the Line of Credit from a financial institution.

INTEREST AND OTHER INCOME. Interest and other income increased by $26,352 from $6,343 in 1998 to $32,695 in 1999 and increased as a percentage of sales from 0.28% in 1998 to 1.62% in 1999.The increase was a result of recognizing interest income on notes receivable from stockholders and recognizing income relating to cash repayments on the RMFC note receivable.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through a public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At December 31, 1999, the Company had a working capital surplus of $1,159,297, which is an increase of $1,764,867 from a working capital deficit of $605,570 at March 31, 1999. The increase in the working capital was attributable to the sale of Preferred Stock to Homegrown Holdings Corp. as described below.

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

Net cash provided by operating activities for the nine months ended December 31, 1999 was $146,254 resulting primarily from net income and a decrease in inventory offset by an increase in accounts receivable, a decrease in accounts payable and a decrease in advances from distributor.

Net cash used in investing activities consisted of capital expenditures totaling $42,333, which related to additional purchase price in the form of the ongoing royalty in connection with the purchase of the Tamarind Tree brand and the purchase of plates and dies for the new products and the purchase of office equipment.

The Company negotiated a line of credit with a financial institution for $600,000, which closed on February 3, 1998 ("Line of Credit"). The Line of Credit was for a term of two years and was secured by all of the assets of the Company and guaranteed by the two largest stockholders of the Company. In August 1998, the Company increased the Line of Credit to $900,000 and signed a Term Loan for an additional $300,000 to purchase the Tamarind Tree brand. At December 31, 1999, the Company had fully paid the line of credit and the term loan and terminated its relationship with the financial institution. The Company is currently in the process of securing a new line of credit with its bank.

On December 2, 1999, Homegrown Holdings Corp., a Delaware corporation that was previously unaffiliated with the Company ("Homegrown Holdings"), purchased one million shares of Series A Convertible Preferred Stock for $2 million. The Series A Convertible Preferred Stock, in the aggregate, has voting rights equivalent to one million shares of Common Stock. The Series A Convertible Preferred Stock carries the rights to be converted into an equal number of shares of Common Stock and participates in dividends at the same rate as the Common Stock.

In connection with this transaction, the Company also executed a $1 million five-year promissory note in favor of Homegrown Holdings, with interest at the rate of 9% per annum, and provided a five-year warrant to purchase 1,500,000 shares of the Company's Common Stock with an exercise price ranging from $2.00 per share to $4.00 per share, varying over time and subject to a $.50 per share reduction if the Company's financial performance for the year ended March 31, 2000 does not meet specified criteria. The promissory note will be subordinated to any bank debt or institutional lenders that may now or hereafter exist. The warrant was independently valued at $372,000. Total costs incurred by the Company for this transaction were approximately $197,000. The costs were allocated between the debt and equity based on their respective values. The promissory note and the warrant are currently being held in escrow pursuant to an Escrow Agreement pending the Company's receipt of the loan proceeds from Homegrown Holdings.

The Company's strategy is to continue to expand its supermarket distribution nationally in addition to developing new and unique all natural and organic food products to sell to its existing customer base.

The Company anticipates that the funds available from the sale of Preferred Stock, the Term Loan from Homegrown Holdings Corp. together with funds generated from operations, will be sufficient to meet its liquidity needs for the next twelve months. However, the Company could need additional capital in the future and a new line of credit to fully implement its aforementioned business strategy. If such capital is unavailable either because of general market conditions or the results of the Company's operations, the Company will have to continue to scale back either its investments in new products, or its national supermarket expansion, or both.

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

The Company has recognized a gain of $62,121 on the aforementioned sale of the common stock that represents the amount by which the fair value of the 30,000 shares of Annie's Homegrown, Inc. exceeds the net assets sold. The Company has deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as cash flows from RMFC's operating activities are sufficient to fund the repayment of the note. For the nine months ended December 31, 1999, the Company recognized $10,030 in other income relating to cash repayments on the note receivable.

In July 1999, the Company's Board of Directors approved a cost reduction plan, which is expected to eliminate approximately $300,000 in expenses for the fiscal year ended March 31, 2000. The plan called for a reduction in personnel, some of which took place in the quarter ending June 30, 1999 with balance completed in July 1999. Severance payments associated with the personnel cuts totaled $61,682. The plan also called for a consolidation of the Company's operations into its Wakefield, Massachusetts office. This consolidation was completed in June 1999. In July 1999, the Company and Liberty modified the master distribution agreement to permit the Company to sell its products directly to supermarket chains that do not buy through distributors in the New England and West Coast regions.

YEAR 2000 COMPLIANCE

Management is aware of the potential software anomalies associated with the year 2000 date change. The Company has evaluated the potential issues that need to be addressed in connection with its operations. An inventory of the Company's computer systems and software has been made and assessment and testing of the systems and software is completed. The Company is not aware at this time of any significant year 2000 issues in its own systems. The Company contacted Liberty, the Company's master distributor, to ensure that Liberty hasd appropriate plans in place to properly address the year 2000 issue. Liberty informed the Company that its systems are year 2000 compliant. The Company also contacted its principal suppliers to assess their year 2000 compliance. Based on the results of these communications, the Company decided not to seek alternative suppliers. Costs of addressing the year 2000 issue are not expected to have a material effect upon the Company's financial position, results of operations, or cash flows in future periods. The Company believes it has adequate plans in place to address the year 2000 issue. However, there can be no assurance that the systems of other companies, on which the Company's systems and operations rely, will be converted on a timely basis and will not have a material effect on the Company, nor can there be an assurance that the Company will not encounter a material disruption as a result of the year 2000 problem.

As of the date of this filing, the Company has not experienced any significant year 2000 problems with its internal systems or equipment, nor has the Company detected any year 2000 problems affecting its customers or suppliers.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

(b) The Company amended its Certificate of Incorporation on November 30, 1999 to authorize 1,000,000 shares of Preferred Stock, $2.00 par value. In connection with the Homegrown Holdings transaction, the Company designated and issued to Homegrown Holdings 1,000,000 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has the same voting rights as Common Stock, is convertible into an equal number of shares of Common Stock, participates in dividends at the same rate as Common Stock, and has a liquidation preference over the Common Stock of par value plus 10% per annum. Certain mergers, consolidations and sales of assets are treated as liquidations.

(c) On December 2, 1999, the Company sold 1,000,000 shares of Series A Convertible Preferred Stock, $2.00 par value, to Homegrown Holdings for $2 million. The Series A Convertible Preferred Stock has the rights described in paragraph (b) above. The Company also executed a $1 million five-year subordinated promissory note in favor of Homegrown Holdings and a five-year warrant to purchase 1,500,000 shares of the Company's Common Stock with an exercise price ranging from $2.00 per share to $4.00 per share, varying over time and subject to a $.50 per share reduction if the Company's financial performance for the year ending March 31, 2000 does not meet specified criteria. The promissory note and the warrant are being held in escrow pursuant to an Escrow Agreement pending the Company's receipt of the loan proceeds from Homegrown Holdings. The Company relied upon Rule 506 of Regulation D promulgated under the Securities Act of 1933 in connection with this sale of securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held a Special Meeting in Lieu of an Annual Meeting of Stockholders on November 30, 1999.

(b)  The following directors were elected at the meeting: Ann E. Withey, Andrew
     M. Martin, Deborah Churchill Luster, Paul Nardone and Ronald L. Cheney.

(c)  The following matters were voted upon at the Special Meeting:

1.       Election of Directors
         ---------------------
          NOMINEE                      VOTES FOR             VOTES WITHHELD
          Ann E. Withey                4,206,001                      6,701
          Andrew M. Martin             3,943,384                    269,318
          Deborah Churchill Luster     4,108,758                    103,944
          Paul Nardone                 4,205,586                      7,116
          Ronald L. Cheney             4,205,701                      7,001

2.       Ratification of the Selection of KPMG LLP as Auditors for the Fiscal
         --------------------------------------------------------------------
         Year Ending March 31, 2000
         --------------------------

              Votes For                Votes Against          Abstentions
              4,209,097                    1,166                 2,439

3.       Approval of the Company's 1999 Omnibus Stock Option Plan
         --------------------------------------------------------

              Votes For      Votes Against     Abstentions      Broker Non-Votes
              4,154,387         49,585            5,580              3,150

4.       Approval of the Company's 1999 Non-Employee Directors' Stock Option
         -------------------------------------------------------------------
         Plan
         ----

              Votes For      Votes Against     Abstentions      Broker Non-Votes
              4,151,508         52,439            5,880              2,875

5.       Amend the Company's Certificate of Incorporation, as amended, to
         ----------------------------------------------------------------
         authorize 1,000,000 Shares of Preferred Stock, $2.00 par value per
         ------------------------------------------------------------------
         share, and to allow the Board of Directors to designate the rights and
         ----------------------------------------------------------------------
         preferences of various series of that Preferred Stock from time to time
         -----------------------------------------------------------------------

              Votes For      Votes Against     Abstentions      Broker Non-Votes
              3,919,163         269,839           20,550              3,150

         The Company's principal stockholders, Mr. Martin and Ms. Withey, voted their shares on proposal #5 in the same proportion as the votes cast by all the other stockholders voting on this proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     Exhibit Number
     --------------
         11           Statement re:  computation of per share earnings
         27           Financial Data Schedule

(b) Reports on Form 8-K.

     A report on Form 8-K was filed on December 23, 1999 detailing the transaction with Homegrown Holdings Corp.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Annie's Homegrown, Inc.
                                           -----------------------

                                                    (Registrant)

Date:  February 14, 2000                   /s/ Paul B. Nardone
                                           ---------------------------------
                                           Paul B. Nardone
                                           President and Chief Executive Officer

Date:  February 14, 2000                   /s/ Neil Raiff
                                           ----------------------------
                                           Neil Raiff
                                           Chief Financial Officer & Treasurer