Form 10KSB40
period 2000-03-31
ANNIES HOMEGROWN INC
filed 2000-07-14
CIK 890818

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                       Commission file number: 33-93982-LA

                             ANNIE'S HOMEGROWN INC.
                             ----------------------
        (Exact name of Small Business Issuer as specified in its charter)

                DELAWARE                                    06-1258214
                --------                                    ----------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

         395 MAIN STREET, WAKEFIELD, MA                        01880
         ------------------------------                        -----
     (Address of principal executive offices)                (Zip Code)

                                  781-224-1172
                                  ------------
                (Issuer's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

    Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form. [X]

The issuer's revenue for the fiscal year ended March 31,2000 was $10,264,688. As of March 31, 2000, the aggregate market value of the Issuer's voting stock held by non-affiliates was approximately $2,478,148. The Issuer's securities are not traded on any market or exchange. The market value used for the issuer's securities is based on the Homegrown Holdings Corp. transaction price of $2.00 per share, as described herein.

As of June 15, 2000, there were 1,000,000 shares of the Issuer's Series A Convertible Preferred Stock, $2.00 par value and 4,709,768 shares of the Issuer's Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
================================================================================

                                     PART I

ITEM 1.   BUSINESS

GENERAL

Annie's Homegrown Inc. is engaged in the manufacture, marketing and sale of premium all natural macaroni and cheese dinners, all natural pasta meals and other all natural food products. We were founded in January 1989 as a Delaware corporation. Our principal executive offices are located at 395 Main Street, Wakefield, MA 01880 and our telephone number is (781) 224-1172.

We use contract packers to manufacture our products according to strict specifications, which include the recipes, ingredients, graphics and packaging for our products. Our products are sold primarily through distributors to supermarkets and natural and specialty food stores. We also manufacture private label macaroni and cheese house brands for retailers. In natural food stores, our original products are distributed nationally along with the new products being introduced on a national scale. In supermarkets, we have previously focused our marketing and distribution efforts on the Northeast and West Coast U.S. markets. We continue to expand into the Mid Atlantic, Rocky Mountain and Central U.S. markets. Our strategy is to expand our supermarket distribution nationally in addition to developing new and unique all natural food products to sell to our existing customer base.

Our mission is to provide the highest quality, all natural food products to our customers and to serve as an ethically, socially, and environmentally conscious business model for customers, other companies and the food industry. We promote environmental efforts to minimize the consumption of resources and encourage individuals to make personal commitments to social and environmental causes.

PRODUCTS

We manufacture and sell a variety of products under the Annie's name. All of our products are made using premium all natural ingredients. Our products include:

ANNIE'S SHELLS AND CHEDDAR, introduced in January 1989, made with petite durum semolina pasta shells and premium all natural white Vermont cheddar cheese.

ANNIE'S ALFREDO, introduced in August 1989, made with petite durum semolina pasta shells and premium all natural white Vermont cheddar cheese with garlic and basil.

ANNIE'S WHOLE WHEAT SHELLS AND CHEDDAR, reintroduced in May 1999 as part of our totally organic line of products is made with an organically grown whole wheat pasta shells and premium organic white cheddar cheese.

ANNIE'S MILD MEXICAN, introduced in November 1994, made with petite durum semolina pasta shells and premium all natural white Vermont cheddar cheese and Mexican spices.

ANNIE'S PIZZA PASTA, introduced in April 1997, made with durum semolina pizza wheels and premium totally natural cheddar cheese and pizza seasonings. ANNIE'S MILD CHEDDAR, introduced in April 1997, made with durum semolina elbows and premium totally natural mild cheddar cheese. The product was developed to appeal to the tastes of young children. Its packaging highlights the cartoon version of Bernie the Rabbit of Approval.

ANNIE'S FAMILY SIZE SHELLS AND CHEDDAR, introduced in September 1997, is a larger version of the original ANNIE'S SHELLS AND CHEDDAR.

ANNIE'S BUNNY SHAPE PASTA & YUMMY CHEESE, introduced in September 1997, made with bunny shaped durum semolina pasta and a yummy premium all natural white cheddar cheese.

ANNIE'S ORGANIC PASTA & ORGANIC WHITE CHEDDAR, introduced in May 1998, made with an organically grown durum wheat pasta shells and premium all natural Organic white cheddar cheese. We believe that it is the only product of its kind in the market.

ANNIE'S PEACE PASTA WITH PARMESAN, introduced in November 1998, is a "groovy" product that combines durum semolina peace shaped pasta with a premium parmesan cheese that has a hint of garlic and onion. Annie's Peace Pasta with Parmesan comes packaged in a tie-dye box.

ANNIE'S ORGANIC SHELLS & ORGANIC ALFREDO, introduced in December 1999, made with an organically grown durum wheat pasta shells and organic white cheddar cheese with garlic and basil. We believe that it is the only product of its kind in the market.

These products are typically priced at retail between $0.99 and $1.49 for a package except for the Organic, which is approximately $1.79.

In the quarter ended September 1998, we reintroduced a new line of five all natural pasta dinners called Annie's Pasta Meals. We responded to our consumer requests by adding more pasta and cheese to the box thus reducing cardboard waste. The meals combine different pasta shapes with five sauce recipes with simple cooking directions. Annie's Pasta Meals include the following:

ANNIE'S ROTINI WITH FOUR CHEESE SAUCE
ANNIE'S PENNE PASTA WITH ALFREDO SAUCE
ANNIE'S RADIATORE PASTA WITH SUNDRIED TOMATO AND BASIL SAUCE
ANNIE'S CORKSCREW PASTA WITH SAVORY HERB AND GARLIC SAUCE
ANNIE'S CURLY FETTUCCINE WITH WHITE CHEDDAR AND BROCCOLI SAUCE

Annie's Pasta Meals are typically priced at retail between $1.59 and $1.99 for a
7.25 oz. package.

ANNIE'S WHITE CHEDDAR POPCORN, totally natural white cheddar popcorn, is based on the founders' successful Smartfood White Cheddar popcorn recipe. The product is sold in 4 oz. and 1 oz. bags in the natural and specialty stores and supermarkets.

We entered the canned meal category in May 1998 and introduced another two new canned meals in May 1999. All the canned meals portray the trademarked cartoon version of Bernie to appeal to children.

BERNIEOS, introduced in May 1998, is made with bunny and O shaped pasta in a tomato and cheese sauce ALL STARS, introduced in May 1998 is made with star shaped pasta in a tomato and cheese sauce P'SGHETTI, introduced in December 1999 is made with cut spaghetti in tomato sauce P'SGHETTI WITH SOY MEATBALLS, introduced in December 1999 is made with cut spaghetti in tomato sauce with small soy meatballs.

The canned meals retail between $.99 and $1.29 for a 15oz. can.

On August 27, 1998, we acquired certain assets of The Tamarind Tree Ltd. Tamarind Tree produces and markets an ethnic line of heat and serve vegetarian food entrees in the Indian cuisine tradition. The products are as follows:

Alu Chole, curried garbanzos and potatoes
Channa Dal Masala, golden lentils with vegetables
Dal Makhani, aromatic lentil chili
Dhingi Mutter, garden peas and mushrooms
Saag Chole, tender spinach and garbanzos
Navratan Korma, creamy vegetable medley with nuts
Palak Paneer, savory spinach with Indian cheese
Vegetable Jalfrazi, spicy garden vegetables

Tamarind Tree entrees are typically priced at retail between $3.59 and $3.99 for a 9.25 oz. package.

SALES, MARKETING AND DISTRIBUTION

We sell our products either directly to supermarket chains, also known as "mass markets" or through distributors to primarily two classes of retailers: mass markets; and (ii) natural and specialty food stores. Selection of new regional markets is based upon consumer profiles, product opportunity and costs of introduction.

In the mass markets, we sell in large supermarket chains such as STOP AND SHOP in New England and SAFEWAY STORES in California. We currently have penetrated all of the major supermarket chains in New England, and sell in several major supermarket chains in New York and California. We continue to expand our sales area to include major supermarkets in the Mid-Atlantic, Rocky Mountain, and Central region.

Our products are also sold in natural food markets and specialty food stores, such as WHOLE FOODS and WILD OATS, and to select natural and specialty food distributors. Buying practices of natural and specialty food stores are highly selective due to the nature of the retailers, which reflect their customers' demands for both natural and premium quality products. According to Spence Information Services which is the only sales information service catering to the natural food trade, Annie's was the Number 1 ranked brand, based on total dollar sales and total unit sales, in the Entree and Mixes category with the top two selling items in that category for the period ended November 30, 1999.

Regional managers and food brokers present our products to a supermarket or distributor buyer using our sales and marketing presentation materials. Key competitive factors in influencing such buyers' purchasing decisions include product quality, packaging, sales history, profitability, and consumer demand. If a buyer decides to accept our product, other issues such as the cost of acquiring shelf space (slotting fees) and our specific commitments to marketing programs are negotiated. Introductory slotting fees and marketing programs often vary from customer to customer. Emphasizing the selling features of our products, our brokers attempt to negotiate the lowest slotting cost. Slotting fees can take the form of cash payments and/or free product allowances. Utilizing our brokers' knowledge regarding specific accounts, we tailor our introductory marketing program to each new account.

In October 1996, we signed a master distribution agreement with Liberty Richter, Inc. The agreement called for them to distribute all of our products throughout the continental United States, except for our private label and mail order lines. In addition, they agreed to provide other services, such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and trade show participation. In July 1999, we agreed with Liberty to modify the master agreement to allow us to sell our products directly to the mass markets that do not buy through distributors in the New England and West Coast regions. For the fiscal years ended March 31, 1999 and 2000, sales under that master distribution agreement accounted for approximately 87% and 69%, respectively, of our net sales. As of May 31, 2000, we agreed with Liberty Richter to immediately terminate that agreement. As a result of our termination agreement, they have ceased to represent our products as of May 31, 2000. We agreed to reimburse them for all of our salable products held in their warehouse. In addition, we will pay to them the balance of their anticipated earnings from the distribution agreement through the calendar year 2000.

Starting June 1, 2000, we are selling our products without a distributor. We have retained Napa Valley Kitchens to provide certain services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales and allowances. All promotions and slotting presentation are subject to the Company's approval. Napa Valley Kitchens is an affiliate of Homegrown Holdings, Corp., which acquired control of us as a result of the transaction described below.

Our strategy is to continue to expand our supermarket distribution nationally in addition to developing new and unique all-natural food products to sell to our existing customer base.

CUSTOMERS

Our products are marketed toward mothers, children and young adults. These three groups are the primary purchasers in the macaroni and cheese dinner category. We believe our customers are people who prefer to buy a natural, better-tasting product and are willing to pay a premium price.

We rely primarily on brand loyalty and word of mouth to promote our products. Our marketing strategy is designed to encourage customers to try our products for the first time and develop brand loyalty. We accomplish this by continually educating customers about the differences between our all natural products and our competition's products, as well as through product sampling, community giveaways, promotional pricing and account specific marketing events such as buy-one get-one free promotions.

PRODUCT QUALITY AND DEVELOPMENT

Ann E. Withey, our co-founder, Director, and Inspirational President, maintains the final responsibility for our product's recipes. We take great pride in producing high quality, all natural, easy to prepare meals. Our pasta is made from 100% durum semolina flour. We believe the quality of its 100% durum semolina pasta is one of the more important differences between our products and other competitive national brands. Several of the lower priced brands are prepared from a lower grade, less expensive blend of spring wheat and durum flour. Pure durum semolina flour produces a golden, translucent looking finished pasta product, while blended enriched flour produces a faded, chalky looking finished product. We have retained a product development consultant to increase the speed at which new products are created and introduced to the market. The consultant reviews all recipes and flavors with us. All of our consultant's recommendations are subject to Ms. Withey's final approval.

MANUFACTURING

We use a contract packer to manufacture our products according to strict specifications, which include our products' recipes, ingredients, graphics and packaging for the product. We have all the components of our products shipped to the contract packer. We have never experienced material shortages or delays in the manufacture of our products. However, our products are subject to the inherent risks in agriculture and all of our products must be transported from its manufacturer and are therefore subject to work stoppages and other risks. We believe that there are numerous companies, which could manufacture our products under our quality specifications without a substantial increase in cost or delay in delivery.

COMPETITION

Our industry is highly competitive. The principal methods of competition in the macaroni and cheese market include pricing, product quality and taste, brand advertising, trade and consumer promotions, packaging and the development of new products. We compete not only for consumer acceptance but also for shelf space in supermarkets and natural food stores and for the marketing focus of our distributors, some of which also distribute competing products.

The mass-market macaroni and cheese category is highly competitive. The leading brand in that category is Kraft's Original Macaroni and Cheese Dinner (Kraft is owned by Philip Morris Companies, Inc.), which accounted for over 40% of the total dollar sales in the macaroni and cheese category in 1999, according to Information Resources Infoscan reports. In addition to the Kraft brand, the mass-market macaroni and cheese category is comprised of other products such as Golden Grain (owned by the Quaker Oats Company), several regional brands, and private label products (I.E., store brands). Store brands are usually sold at prices well under the prices of our products. Most of the companies that compete in the mass-market macaroni and cheese category are larger than us and have significantly greater resources than us.

Nevertheless, we believe that our products do not directly compete with those "value-priced" lines. Our products are positioned as "premium" brands and viewed as natural alternatives to the mass-market, low-priced, artificially flavored brands. We believe that our target customers are people who prefer to buy natural, better-tasting products and are willing to pay a premium for those products. We use unique, brightly colored packaging to differentiate our products from mass-market brands, which tend to be very similar to each other in graphical design.

The macaroni and cheese category is less competitive in natural food stores, which do not typically carry mass market brands such as Kraft and Golden Grain. We compete in that market based on our quality and all natural and/or organic ingredients with other branded products as well as with store brands. There is less pricing competition within the natural goods segment, as natural, specialty and gourmet food stores typically sell products based on their quality and ingredients, not price. However, in the natural foods market, we compete with several brands that are produced by companies that are larger than us.

As discussed above, we believe that our principal bases of competition include price, product quality, taste, reputation and brand loyalty. We believe that we compete favorably with respect to those factors, although there can be no assurance that we will be able to continue to do so. Our ability to compete successfully in the future will depend on factors both within and outside our control, including general market conditions and our ability to respond to changing market conditions and the activities of our competitors, to control costs, to introduce successful new products, and to grow our customer base. We can give no assurance that we will be able to compete successfully with respect to these factors in the future or that present or future competitors will not successfully compete with us in the future.

PHILOSOPHY AND CORPORATE CULTURE

Our mission is to provide the highest quality all natural food products to our customers and to serve as an ethically, socially, and environmentally conscious business model for our customers, other companies and the food industry. We promote environmental efforts to minimize the consumption of resources and to encourage individuals to make personal commitments to social and environmental causes. We understand that we have a responsibility to produce profits for our stockholders. However, in addition to our corporate responsibilities, we are committed to benefiting communities as a reward for their support. Since our inception, we have supported hundreds of non-profit and school groups that helped women, children and the environment. Currently, we continue to support hundreds of non-profit groups through our "Cases for Causes" program.

Through our Cases for Causes Program, we contribute cases of our products to PTA groups, walkathons, book fairs, bake sales, daycare centers and other non-profit groups and events. These groups can give away the cases or sell the free cases as a fund-raiser to generate support for their organization. The Cases for Causes Program helps society and the environment while simultaneously increasing the public awareness for our products.

We have also created and support the Be Green environmental awareness program. There is a description on each package of our product describing how individuals can help the environment by increasing environmental awareness. Consumers can receive a free Be Green bumper sticker that helps consumers expresses their support for the environment.

We have also created and support the Support American Volunteer Efforts (S.A.V.E.) awareness program. Each package of the Company's pasta products describes how individuals can help their community by volunteering. Consumers can receive a free brochure, which helps them express their support for volunteers as well as to identify local opportunities.

INTELLECTUAL PROPERTY RIGHTS

We seek to protect the value of our trademarks, trade dress, copyrights and trade secrets through licensing and other means. We have the following registered trademarks in the United States: "Bernie-Rabbit of Approval," "Annie's," "Annie's Homegrown," "Annie's Pasta," and "Be Green." We also use other trademarks and trade dress for which federal trademark registrations are now pending. We use appropriate copyright notices with our packaging, promotional materials and other artwork. All of our suppliers have entered into confidentiality agreements with us, pursuant to which they have agreed to keep confidential and not use our trade secrets, including our processes, formulae, ingredients and recipes, except to our benefit. We do not have any patents. We believe that we are not infringing on the intellectual property rights of any third party, and we intend to take all necessary and appropriate action to protect against dilution or imitation of our products, packaging, promotional materials and other artwork, and to defend our trademarks, copyrights, and trade secrets against such infringements.

In January 1997, we entered into an agreement with the FREE WILLY-KEIKO FOUNDATION, INC. (the "Foundation") concerning the use of the Foundation's mark, "Keiko." The Foundation is a non-profit organization dedicated to the rescue, rehabilitation and attempt to return captive and stranded dolphins and whales to the wild. Under this agreement, we had the right to use the Keiko trademark in conjunction with the promotion and sale of our prepackaged macaroni and cheese dinners. The Agreement was in effect until January 31, 2000. We made a royalty payment of 2.5% of our gross receipts attributable to the sale of goods in connection with which we had used the rights of the Foundation to support its programs. The agreement was not renewed.

REGULATION

The production and marketing of our products are subject to the rules and regulations of various federal, state, and local heath agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of our products. We have not encountered any regulatory action as a result of our operations, and no such action is anticipated.

EMPLOYEES

As of March 31, 2000, we had seven employees: two general management employees, one sales and marketing support, and four in operations, including financial management. We have never participated in a collective bargaining agreement. We believe the relationship we have with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

We lease 3,400 square feet at 395 Main Street, Wakefield, Massachusetts. The lease expires on May 31, 2003. The lease has a monthly base rent (which increases approximately 5% each year) plus an additional amount due for our portion of the real estate taxes and building expenses. We believe that our properties are adequately covered by insurance.

We believe that our facilities and equipment are in good condition and are suitable for our operations as presently conducted and for our foreseeable future operations. We currently believe that additional facilities and equipment can be acquired if necessary, although there can be no assurance that additional facilities and equipment will be available upon reasonable or acceptable terms, if at all.

ITEM 3. LEGAL PROCEEDINGS

We filed suit against Promotional Market Research, Inc., d/b/a/ ProMark, in Middlesex (Massachusetts) Superior Court for, among other things, breach of contract, breach of the Uniform Commercial Code, and unfair and deceptive trade practices in connection with ProMark's refusal to pay us for $176,000 worth of product that we delivered to them. On April 7, 2000, we obtained a court order directing ProMark to return the product to us, which ProMark did, beginning on April 10, 2000. ProMark removed the case to federal court. ProMark has filed an answer denying liability and a counterclaim seeking damages for our alleged breach of contract. We deny that we breached our contract with ProMark. We have agreed with ProMark to mediate this case pursuant to a federal court-sponsored mediation program. We believe that the disposition of these matters will not materially affect our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held a Special Meeting in Lieu of an Annual Meeting of Stockholders on November 30, 1999. The following matters were voted upon at the Special Meeting:

   1. Election of Directors. The following directors were elected at the meeting: Ann E. Withey, Andrew M. Martin, Deborah Churchill Luster, Paul Nardone and Ronald L. Cheney.

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

      Mr. Martin and Ms. Churchill Luster resigned from the Board of Directors effective as of December 2, 1999 in conjunction with the Homegrown Holdings Corp. financing described in further detail below, under the section titled "Recent Sales of Unregistered Securities". Pursuant to the terms of that transaction, as of December 2, 1999, the Board of Directors appointed John Foraker, Michael Moone, Richard Lemon and Ellen Ambrose to fill the vacancies on the Board of Directors.

   2. Ratification of the Selection of KPMG LLP as Auditors for the Fiscal Year Ending March 31, 2000

              VOTES FOR                VOTES AGAINST          ABSTENTIONS
              4,209,097                    1,166                 2,439

   3. Approval of the Company's 1999 Omnibus Stock Option Plan

         VOTES FOR        VOTES AGAINST      ABSTENTIONS       BROKER NON-VOTES
         4,154,387           49,585             5,580               3,150

   4. Approval of the Company's 1999 Non-Employee Directors' Stock Option Plan

         VOTES FOR        VOTES AGAINST      ABSTENTIONS       BROKER NON-VOTES
         4,151,508           52,439             5,880               2,875

   5. Amendment of the Company's Certificate of Incorporation, as amended, to authorize 1,000,000 Shares of Preferred Stock, $2.00 par value per share, and to allow the Board of Directors to designate the rights and preferences of various series of that Preferred Stock from time to time

         VOTES FOR        VOTES AGAINST      ABSTENTIONS       BROKER NON-VOTES
         3,919,163          269,839            20,550               3,150

      The Company's principal stockholders, Mr. Martin and Ms. Withey, voted their shares on this proposal in the same proportion as the votes cast by all the other stockholders voting on this proposal.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our securities are not listed on any public securities market or exchange. The approximate number of record holders of our Common Stock as of March 31, 2000 was 2,500. As of March 31, 2000, there was one holder of our Series A Preferred Stock. We have never paid a cash dividend with respect to any of our securities. We currently intend to retain earnings, if any, for use in our business, and we do not anticipate paying cash dividends on our shares of Common Stock or Preferred Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

We amended our Certificate of Incorporation on November 30, 1999 to authorize one million shares of Preferred Stock, $2.00 par value. The Board of Directors designated all of those shares as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has the same voting rights as our Common Stock, is convertible into an equal number of shares of Common Stock, participates in dividends at the same rate as Common Stock, and has a liquidation preference over the Common Stock equal to its par value plus 10% per annum. Certain mergers, consolidations and sales of assets are treated as liquidations for the purpose of determining whether this liquidation preference takes effect.

On December 2, 1999, we sold all of the authorized Series A Convertible Preferred Stock, to Homegrown Holdings Corp., a Delaware corporation that was previously unaffiliated with us, for $2 million. In connection with the that transaction, we also executed a $1 million five-year promissory note in favor of Homegrown Holdings, with interest at the rate of 9% per annum, and issued to Homegrown Holdings a five-year warrant to purchase 1,500,000 shares of our Common Stock with an exercise price ranging from $2.00 per share to $4.00 per share, varying over time. The promissory note and the warrant are being held in escrow until funding. Under the terms of the note and the escrow agreement, Homegrown Holdings was to fund the note in April 2000, but has not yet done so. We are negotiating with Homegrown Holdings with respect to funding the note. We currently anticipate funding of the note to occur in August 2000 though we can give no assurance that this will be the case.

We relied upon Rule 506 of Regulation D promulgated under the Securities Act of 1933 in connection with those sales of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

We are engaged in the manufacture, marketing, and sale of premium, all natural macaroni and cheese dinners, all natural pasta meals and other all natural food products. We use contract packers to manufacture our products according to our specifications, which include our products' recipes, ingredients, graphics and packaging. Our products are sold primarily through distributors to supermarkets and natural and specialty food stores. We also manufacture private label macaroni and cheese house brands for retailers.

Regional managers and food brokers, present our products to a supermarket or distributor buyer using our sales and marketing presentation. Key competitive factors influencing a purchasing decision include the products quality, packaging, sales history, profitability, and consumer demand. If a buyer decides to accept our product, other issues such as the cost of acquiring shelf space (slotting fees) and our specific commitments to marketing programs are negotiated. Introductory slotting fees and marketing programs often vary from customer to customer. Emphasizing the selling features of its products our brokers attempt to negotiate the lowest slotting cost. Slotting fees can take the form of cash payments and/or free product allowances. Utilizing our brokers' knowledge regarding specific accounts, we tailor our introductory marketing program to each new account.

In October 1996, we signed a master distribution agreement with Liberty Richter, Inc. The agreement called for them to distribute all of our products throughout the continental United States, except for our private label and mail order lines. In addition, they agreed to provide other services, such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and trade show participation. In July 1999, we agreed with Liberty to modify the master agreement to allow us to sell our products directly to the mass markets that did not buy through distributors in the New England and West Coast regions. For the fiscal years ended March 31, 1999 and 2000, Liberty accounted for approximately 87% and 69%, respectively, of the Company's net sales under the master distribution agreement. As of May 31, 2000, we agreed with Liberty Richter to immediately terminate that agreement. As a result of our termination agreement, they have ceased to represent our products as of May 31, 2000. We agreed to reimburse them for all of our salable products held in their warehouse. In addition, we will pay to them the balance of their anticipated earnings from the distribution agreement through the calendar year 2000.

Prior to May 31, 2000, most of our sales were made to Liberty under contract terms allowing certain rights of return on unsold product held by Liberty. The contract called for Liberty to pay us based on terms relating to the receipt of our products by Liberty. We deferred recognition of such sales until the product was sold by Liberty to distributors or supermarket chains. As a result, if Liberty paid us before Liberty sold the products to a third party, we had an advance from Liberty. If Liberty sold the products to a third party before it paid us, we had a receivable from Liberty.

Starting June 1, 2000, we are selling our products directly to our customers. We have retained Napa Valley Kitchens to provide certain services to replace many of the services that Liberty provided. All promotions and slotting presentations are subject to the Company's approval. Napa Valley Kitchens is an affiliate of Homegrown Holdings, Corp., who acquired control of us as a result of the transaction described previously.

Our cost of sales consists of the cost of finished product shipped from a contract packer. We purchase the raw materials and ship them to the contract packer according to the specifications provided by us, which include the recipes, ingredients, graphics and packaging for the product. Then, the contract packer packages the raw materials into the appropriate boxes and cases according to orders specified by us. The products were shipped directly from the manufacturer via common carrier to Liberty's public warehouse located in New Jersey. We distributed our products through Liberty's distribution system to either the supermarket chains' central warehouses or to a distributor. After the termination of the Liberty agreement, we added another warehouse in Illinois to process all the orders that were formerly processed through Liberty's warehouse.

Selling expenses include the costs of product marketing, sales commissions, cost of product distribution and account management. Liberty had retained brokers at our approval who present our products to supermarket chains and distributors. After the termination of the Liberty agreement, we retained the brokers directly. The brokers work on a commission basis, generally 5% of net cash received. We negotiate, through the broker, the cost of acquiring shelf space (introductory slotting fees) as well as the continuing support needed for the product as indicated. Introductory slotting fees can take the form of cash payments and/or free product allowances.

Our sales strategy is to continue to expand our supermarket distribution nationally in addition to developing new and unique all-natural and organic food products to sell to our existing customer base.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations (see Financial Statements and related Notes) for the years indicated:

                                                           YEARS ENDED MARCH 31,
                                                              1999       2000
                                                            -------     ------
         STATEMENTS OF OPERATIONS DATA:
         Net sales........................................   100.00%    100.00%
         Cost of sales....................................    55.98      53.68
         Gross profit.....................................    44.02      46.32
         Selling expenses.................................    30.63      27.91
         General and administrative expenses..............    18.78      11.91
         Slotting fees....................................     2.14       2.06
         Write off of goodwill from RMFC..................     4.71       0.00
         Compensation to outside directors................     0.26       0.10
         Stock compensation to employees..................     0.00       0.79
         Operating income (loss)..........................   (12.50)      3.54
         Interest expense and borrowing charges...........     2.15       2.01
         Interest and other income........................     0.17       0.69
         Gain on sale of RMFC.............................     0.00       0.60
         Income tax expense...............................     0.01       0.02
         Net income (loss)................................   (14.50)      2.80


TWELVE MONTHS ENDED MARCH 31, 1999 COMPARED TO TWELVE MONTHS ENDED MARCH 31,
2000

NET SALES. Net sales increased by $2,264,642 or 28.31% from $8,000,046 in 1999 to $10,264,688 in 2000. The net sales increase was primarily a result of sales growth of existing products in existing accounts (20.10%), new products (1.42%), and sales from Tamarind Tree, (6.79%).

GROSS PROFIT. As a percentage of net sales, gross profit increased from 44.02% in 1999 to 46.32% in 2000. This increase was primarily the result of the product mix as well as reduced raw material costs as compared to last year.

SELLING EXPENSES. Selling expenses increased by $415,115 or 16.94% from $2,450,267 in 1999 to $2,865,382 in 2000 and decreased as a percentage of net sales from 30.63% in 1999 to 27.91% in 2000. The increase in selling expenses reflected an increase in spending in marketing costs, including price reductions and trade show appearances associated with the continued roll-out of our products in 2000. We maintained the same number of personnel to sell and support our products and customer base. Freight and warehousing costs increased due to increased sales and the customer base expanding away from our shipping points.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $279,707 or 18.61% from $1,502,682 in 1999 to $1,222,975 in 2000 and decreased as a percentage of net sales from 18.78% in 1999 to 11.91% in 2000. The decrease in general and administrative expenses is primarily a result of cost reductions in three areas: (i) decreased payroll costs and related benefits; (ii) decreases in professional fees due to hiring an investment banker and additional legal fees in 1999 but not in 2000; and (iii) decreases in expenses from the consolidation of offices into the corporate office in Massachusetts.

SLOTTING FEES. Slotting expenses increased by $40,197 or 23.52% from $170,879 in 1999 to $211,076 in 2000, and decreased as a percentage of net sales from 2.14% in 1999 to 2.06% in 2000. The increase was due to our decision to continue with our expansion plan by purchasing additional shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of a product's introduction.

COMPENSATION OF OUTSIDE DIRECTORS. In 1999, $21,000 in compensation was recorded for our three non-employee directors to cover current and prior year services. In 2000, we gave $10,000 worth of our Common Stock to two non-employee directors. We pay no compensation for our directors who are also our employees.

STOCK COMPENSATION TO EMPLOYEES. In 2000, we issued 167,734 options at an exercise price of $.01 recording a total deferred compensation expense of $327,822. This amount is being amortized over the vesting schedule of the individual options on a straight-line basis for each portion of the individual options that vest each year. Amortization of the deferred stock compensation expense for 2000 amounted to $81,484.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date through a public offering of Common Stock, private sales of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At March 31, 2000, we had working capital of $1,460,437. At March 31, 1999, we had a working capital deficit balance of $605,570. The net increase in working capital was primarily attributable to the sale of Preferred Stock to Homegrown Holds Corp. in December 1999.

Net cash used by operating activities for the year ended March 31, 2000 was $494,334 consisting primarily of a decrease in advances from distributors and an increase in accounts receivable offset by net income and a decrease in inventory. We are in the process of switching sales from Liberty to sales directly to the customers. We are also absorbing the Liberty inventory into our current inventory level.

Net cash used in investing activities consisted of capital expenditures totaling $64,469 which related to the purchase of the Tamarind Tree Brand, described below, and the purchase of plates and dies for the new products as well as office equipment.

TAMARIND TREE

On August 27, 1998, we acquired certain assets of The Tamarind Tree Ltd. ("Tamarind Tree"). Tamarind Tree produced and marketed an ethnic line of heat and serve vegetarian food entrees. The assets acquired consisted of the Tamarind Tree brand, including the registered trademark, "The Taste of India," intellectual property relating to the brand and other tangible and intangible assets that were used in Tamarind Tree's business.

The purchase price was comprised of cash in the amount of $200,000, legal fees in the amount of $71,038, royalty payments of $10,110, an advance against royalties in the amount of $75,000, and future royalties and overrides. The royalties are payable by us to Tamarind Tree for five years at the rate of 6% annually on "adjusted net sales." Additionally, overrides are payable by us to Tamarind Tree for five years at the rate of 2% of all sales of certain products and sales in excess of a certain minimum amount of other products. The royalty payments will be accounted for as additional consideration for the purchase of the assets and will be recorded as additional goodwill as the future royalties are earned. We have capitalized the payments of $271,038 and $48,936 of royalties earned subsequent to the acquisition as goodwill.

We financed the acquisition of Tamarind Tree by entering into a $300,000 term loan with Fremont Financial Corporation. The interest rate on the loan was prime rate plus 3% and called for 20 monthly principal payments of $15,000 commencing October 1, 1998. The loan was secured by all of our assets including a security interest in the Tamarind Tree Brand, and was guaranteed by the two largest stockholders of the Company. The balance of the term loan was paid in December 1999 upon the closing of the Homegrown Holdings Corp transaction described previously.

We negotiated a line of credit with a financial institution for $600,000, which closed on February 3, 1998 ("Line of Credit"). The Line of Credit was for a term of two years and was secured by all of our assets and guaranteed by our two largest stockholders at that time. In August 1998, we increased the Line of Credit to $900,000 and signed a Term Loan for an additional $300,000 to purchase the Tamarind Tree Brand. We used the proceeds of the sale of Preferred Stock to Homegrown Holdings, Corp. to pay off the Line of Credit and the Term Loan with the financial institution.

RAW MATERIALS FOOD COMPANY ("RMFC")

On July 31, 1997, we acquired all the outstanding shares of RMFC, a Colorado based whole food supplement company, for stock valued at $360,000 and paid acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of assets acquired, including goodwill, was $437,555, and the liabilities assumed totaled $52,610. Goodwill of $400,184 is being amortized over 20 years on the straight-line basis. The operating results of RMFC have been included in the consolidated statements of operations from the date of acquisition. In our effort to focus on our core business, we sold the RFMC subsidiary to the remaining founder of RMFC on June 30, 1999 for the return of his 30,000 shares of our common stock and a note for $77,000.

On November 13, 1998, we terminated our employment contract with one of the founders of RMFC and repurchased all 30,000 shares of our common stock. As of June 30, 1999, we consummated an agreement with the other founder of Raw Materials Food Company to sell back to that founder all of the common stock of RMFC. In payment for the common stock, the founder returned to us 30,000 shares of our Common Stock issued to him as consideration for the original acquisition of RMFC and a note in the amount of $77,000. The note bears interest at 5.79% per annum and the repayment terms are tied to the cash flow of Raw Materials Food Company.

We recognized a gain of $62,121 on the aforementioned sale of the common stock of RMFC, which represents the amount by which the fair value of the 30,000 shares of our common stock exceeds the net assets sold. We have deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as cash flows from RMFC's operating activities are sufficient to fund the repayment of the note.

In July 1999, the Board of Directors approved a cost reduction plan. The plan called for a reduction in personnel, which reduced payroll and related benefits. It also called for a consolidation of our operations into the Massachusetts office. Some of the reductions took place in April 1999 with the balance of the reductions taking effect starting in July 1999.

On November 30, 1999, pursuant to a Special Meeting of our Stockholders, we amended our Certificate of Incorporation to authorize one million shares of Preferred Stock, par value $2.00 ("Preferred Stock"). On December 2, 1999, Homegrown Holdings Corp., a Delaware corporation that was previously unaffiliated with us purchased one million shares of the Preferred Stock, designated Series A Convertible Preferred Stock, for $2 million. The Series A Convertible Preferred Stock, in the aggregate, has voting rights equivalent to one million shares of Common Stock. The Series A Convertible Preferred Stock has the right to be converted into an equal number of shares of Common Stock and participates in dividends at the same rate as the Common Stock. In the event of a liquidation of Annie's Homegrown Inc., the Series A Convertible Preferred Stock has a liquidation preference of par value plus 10% per annum. Certain mergers, consolidations and sales of assets are treated as liquidations for the purpose of determining whether this liquidation preference takes effect.

In connection with that transaction, we also executed a $1 million five-year promissory note in favor of Homegrown Holdings, with interest at the rate of 9% per annum, and provided a five-year warrant to purchase 1,500,000 shares of our Common Stock with an exercise price ranging from $2.00 per share to $4.00 per share, varying over time. The promissory note will be subordinated to any of our current or future bank debt or institutional lenders. The warrant was independently valued at $372,000. Total costs incurred by us for this transaction were approximately $197,000. These costs were allocated between the debt and equity based on their respective fair values. Pursuant to its terms, the promissory note and the warrant are currently being held in escrow pursuant to an escrow agreement pending our receipt of the loan proceeds from Homegrown Holdings. The note was to be funded in April 2000, although Homegrown Holdings has not yet done so. We are negotiating with Homegrown Holdings with respect to funding the note. We currently anticipate funding of the note to occur in August 2000 though we can give no assurance that this will be the case.

In a related transaction, Homegrown Holdings entered into certain agreements, also dated December 2, 1999 (the "Stock Collar Agreements"), with our co-founders, Mr. Andrew Martin and Ms. Ann Withey, which provided a stock collar in favor of Homegrown Holdings on certain of Mr. Martin's and Ms. Withey's shares of our Common Stock. Specifically, Mr. Martin subjected all of his shares of Common Stock to his Stock Collar Agreement. In connection with his Stock Collar Agreement, Mr. Martin executed an Irrevocable Proxy, dated December 2, 1999, in favor of Homegrown Holdings to vote all of his shares of Common Stock. Ms. Withey subjected 900,000 of her shares of Common Stock to the Stock Collar Agreement and executed an Irrevocable Proxy, dated December 2, 1999, in favor of Homegrown Holdings with respect to 852,903 of her shares. As a result of these transactions, Homegrown Holdings currently has the right to vote approximately 75% of our outstanding shares.

Mr. Martin and Ms. Deborah Churchill Luster resigned from the Board of Directors effective as of December 2, 1999. Ms. Withey remains on the Board of Directors.

As part of an agreement with Mr. Martin regarding the termination of his employment with us, Mr. Martin executed a Separation Agreement with us, dated December 2, 1999, providing for severance payments to him in consideration for a full release of any claims that he may have had against us. In connection with his Separation Agreement, Mr. Martin also rescheduled his debt to us arising out of certain advances and loans previously made to him by us. Mr. Martin's rescheduled obligations are evidenced by an Omnibus Secured Promissory Note in the principal amount of $274,630, dated December 2, 1999, which calls for interest at the rate of 9% per annum. The Omnibus Secured Promissory Note is secured by Mr. Martin's right to payment under his Stock Collar Agreement with Homegrown Holdings.

Effective as of December 2, 1999, Paul B. Nardone was appointed the Chief Executive Officer to replace Mr. Martin.

Ms. Luster also executed a Separation Agreement with the Company, dated December 2, 1999. The Separation Agreement provided for severance payments to her as a result of termination of her employment by us, in consideration for a release of any claims that she may have had against us. In connection with her Separation Agreement, Ms. Luster also rescheduled her debt to us, originally incurred as a result of certain loans for the exercise of stock options previously made to her by us. Ms. Luster's rescheduled obligations are evidenced by an Omnibus Secured Promissory Note in the amount of $87,794, dated December 2, 1999, bearing interest at the rate of 9% per annum and secured by her shares of our Common Stock.

On May 4, 2000, we entered into an agreement for a $250,000 line of credit with a bank. The line of credit is secured by all of our assets.

Our primary capital needs are for developing new products to sell to our existing consumer base and expansion into national supermarket distribution. We anticipate that the funds available from the Line of Credit and the Promissory Note together with funds generated from operations will be sufficient to meet our liquidity needs for the next twelve months. However, we might still need additional capital in the future to fully implement our business strategy as set forth herein. If such capital is unavailable either because of general market conditions or the results of our operations, we will have to scale back either our investments in new products, or our national supermarket expansion, or both.

YEAR 2000 COMPLIANCE

We have not experienced any significant year 2000 problems with our internal systems or equipment, nor have we detected any year 2000 problems affecting our customers or suppliers. We do not expect that any year 2000 problems will arise after this date. Costs of addressing the year 2000 issue have not had a material effect upon our financial position, results of operations, or cash flows.

OTHER MATTERS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 133). The statement requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We will adopt SFAS 133 by April 1, 2001. Adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), REPORTING ON THE COSTS OF START-UP ACTIVITIES. The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. We adopted SOP 98-5 for the fiscal year beginning April 1, 1999. The adoption of SOP 98-5 had no impact on the consolidated financial statements.

In March 2000, Financial Accounting Standards Board Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, was issued. The interpretation clarifies, among other things, the application of APB Opinion No. 25 for certain issues, including: (i) the definition of an employee; (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan; (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (iv) the accounting for an exchange of stock compensation awards in a business combination. This interpretation generally is effective July 1, 2000, but certain conclusions in the interpretation were effective for specific events that occurred after either December 15, 1998, or January 12, 2000. We do not expect this interpretation to have a material impact on our financial condition or our results of operations.

FORWARD LOOKING STATEMENTS

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-KSB) may contain statements which are not historical facts, so called "forward-looking statements", which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-KSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward-looking statements. In particular, statements made above in "Item 2. Description of Property" relating to the suitability of our facilities and equipment for future operations and the availability of additional facilities and equipment in the future and in "Item
6. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of funds for our working capital requirements during 2000-2001 and our expectation that future cash flow will continue to be provided from operations will not have any significant impact on our business may be forward-looking statements. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the Securities and Exchange Commission.

ITEM 7. FINANCIAL STATEMENTS

Please refer to pages F-1 through F-18
Independent Auditors' Report
Consolidated Balance Sheets at March 31 1999 and 2000
Consolidated Statements of Operations for the Years ended March 31, 1999 and 2000 Consolidated Statements of Stockholders' Equity for the Years ended March 31, 1999 and 2000 Consolidated Statements of Cash Flows for the Years ended March 31, 1999 and 2000 Notes to Consolidated Financial Statements at March 31, 1999 and 2000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, KEY PERSONS AND DIRECTORS

The executive officers and directors of the Company as of June 30, 2000 are as follows:

     NAME                AGE    POSITION
     ----                ---    --------

     Ann E. Withey        37    Inspirational President and Director
     John Foraker         37    Chairman
     Paul B. Nardone      32    President, Chief Executive Officer and Director
     Neil Raiff           43    Chief Financial Officer, Secretary and Treasurer
     Ronald L. Cheney     64    Director
     Michael Moone        55    Director
     Richard Lemon        52    Director
     Ellen Ambrose        44    Director

     ANN E. WITHEY co-founded Annie's Homegrown Inc. in 1989 and is currently a director and our Inspirational President. For the fiscal year ended March 31, 2001, Ms. Withey has elected to reduce her salary from $84,000 to $30,000 without reducing her role with us. Ms. Withey has served as a director of the Company since 1989. Ms. Withey's responsibilities also include new product development and consumer correspondence and relations. Ms. Withey was co-founder of Smartfood, Inc. and creator of the original recipe for Smartfood Popcorn. Smartfood Inc. was sold to Frito-Lay, a division of PepsiCo, in 1989. Ms. Withey and her husband own and operate a small organic produce farm in Connecticut. Ms. Withey actively supports a variety of programs that benefit women, children, education and the environment. Ms. Withey holds a B.A. degree from the University of Connecticut.

     JOHN FORAKER founded Homegrown Holdings, Corp. in 1999 as an investment vehicle for the natural food industry, and subsequently negotiated the company's first investment in Annie's Homegrown. Mr. Foraker is currently the Chairmen of Annie's Homegrown Inc. Mr. Foraker has served as President & CEO of Napa Valley Kitchens, marketer of CONSORZIO(R)brand specialty food products, since 1995. In 1997, Mr. Foraker founded Calio Groves, the leading domestic producer and marketer of California olive oil products. From 1987 through 1991, Mr. Foraker was a Vice President for Bank of America NT & SA, in Santa Rosa, California, where he was responsible for a significant portion of the Bank's wine industry portfolio. Mr. Foraker is on the board of Napa Valley Kitchens, Spottswoode Winery, and Calio Groves.

     PAUL B. NARDONE has been the Company's President since October 1996 and Chief Executive Officer since December 1999. In July 1999, Mr. Nardone was elected to our Board of Directors. Mr. Nardone is responsible for managing our strategic plan. In 1990, Mr. Nardone founded New England Snacks, Inc., a regional snack food distributorship. In March 1992, New England Snacks, Inc. was sold to Alternative Distributors where Mr. Nardone served as Vice President of sales until joining the Company in 1993. Mr. Nardone holds a B.A. degree in Political Science from Tufts University in Medford, Massachusetts.

     NEIL RAIFF, CPA has been our Chief Financial Officer and Treasurer since 1989 and our Secretary since December 1999. From 1989 to September 1994, Mr. Raiff served in this capacity on a contractual basis. In October 1994, Mr. Raiff became a part-time employee, and in May 1995 he joined us as a full-time employee. Mr. Raiff is responsible for all financial and administrative functions including financial forecasting and strategic planning, expense control, accounting, and banking and insurance relationships. From 1991 to May 1995, Mr. Raiff was self-employed as a CPA in private practice. Mr. Raiff holds a B.S. in Accountancy from Bentley College in Waltham, Massachusetts.

     RONALD L. CHENEY has been a member of our Board of Directors since 1998. He is a co-principal of an unregistered investment fund. He retired from his practice of law in 1996. Prior to his retirement, Mr. Cheney worked for the last ten years as a sole practitioner specializing in the area of securities law. Mr. Cheney has been a panelist at discussions on securities litigation, lectured in law school, and published articles on securities law. Mr. Cheney holds a B.A. degree from Yale University and his LLB from Harvard Law School.

     MICHAEL MOONE has been Chairman of Napa Valley Kitchens in Napa, California, Chairman of Luna Vineyards in Napa, California and a managing partner of Silverado Equity Partners, LP since 1995. From 1990 to 1992, Mr. Moone served as President & CEO of Stouffer Foods Corporation, where he also served as President of Nestle Frozen Food Company. From 1984 to 1990 Mr. Moone served as President of Wine World Estates, a producer and importer of premium wines. In 1995, Silverado Partners, led by Mr. Moone, completed the successful purchase of Nestle's wine holdings, which was taken public in 1997 under the name Beringer Wine Estates.

     ELLEN AMBROSE is a principal in Brand.insights, a marketing consulting company for the packaged foods industry. Ms. Ambrose was Vice President & General Manager for Nestle Beverage Company, with responsibility for the ready-to-drink coffee, ground coffee, and powdered beverages divisions. Before joining Nestle, Ms. Ambrose was a principal in marketing Corporation of America, a strategic marketing firm handling clients such as Frito-Lay, Kraft, General Foods, and Pepperidge Farms. She also served as a director for Beatrice/Hunt Wesson's Fisher nuts division, and as Group marketing Manager for the Orville Redenbacher division.

     RICHARD LEMON has practiced law for 30 years, the last 20 being with the Napa, California law firm of Dickenson, Peatman, & Fogarty. He devotes his practice primarily to the food and wine industries, including mergers and acquisitions, financing and general corporate and real estate work. He founded and is a board member of Napa National Bank. He is President of Temecula Vineyards, Inc., and is a Partner in Silverado Partners, a mergers and acquisition consultant to the wine industry.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not Applicable

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended March 31, 2000, March 31, 1999, and March 31, 1998, certain compensation paid by us, including salary, bonuses and certain other compensation, to its Chief Executive Officer and all other executive officers whose annual compensation for the year ended March 31, 2000, 1999, and 1998 exceeded $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                   SECURITIES
                                                                                   UNDERLYING
         NAME AND                            SALARY (1)          BONUS (2)           OPTIONS            ALL OTHER
    PRINCIPAL POSITION         YEAR             ($)                 ($)                (#)             COMPENSATION
--------------------------- ------------ ------------------- ------------------ ------------------- ------------------
PAUL NARDONE (3) (6)           2000         $  104,000           $  44,044              --                 --
                               ----
President, Chief               1999            109,000              33,852              --                 --
                               ----
Executive Officer              1998             69,500              19,288              --                 --
                               ----

ANN E. WITHEY                  2000         $   84,000           $  --                  --            $    --
                               ----
Inspirational President        1999             94,500              --                  --               13,528 (5)
                               ----
                               1998             73,500              --                  --                 --
                               ----

NEIL RAIFF (7)                 2000         $   84,000           $  25,962              --                 --
                               ----
Chief Financial Officer,       1999            100,500              --                  --                 --
Secretary                      ----
and Treasurer                  1998             61,500              --                  --                 --
                               ----

ANDREW M. MARTIN (3)           2000         $   72,000           $  --                  --            $    --
                               ----
                               1999            121,500              --                  --               35,949 (4)
                               ----
                               1998             82,500              --                  --               22,278 (4)
                               ----
(1)      Amounts shown do not include the cost to the Company of personal benefits, the value of which did not exceed 10% of the aggregate salary and bonus compensation for each Named Executive Officer.

(2)      Bonus were earned pursuant to a bonus plan adopted by the Board of Directors on July 7, 1999 which required us to achieve certain financial targets for the year ended March 31, 2000.

(3)      Mr. Martin served as Chief Executive Officer until July 1999. The Board of Directors appointed Mr. Nardone our Chief Executive Officer on December 2, 1999.

(4)      Other compensation to Mr. Martin includes imputed interest on indebtedness to the Company, the personal portion of rent and telephone expenses paid by the Company on Mr. Martin's behalf and the forgiveness of the Stock Option Loan from October 1997. See "Certain Relationships and Related Transactions."

(5)      Other compensation to Ms. Withey includes the forgiveness of the Stock Option Loan from October 1997. For
         2000, Ms. Withey waived the forgiveness on the Stock Option Loan from October 1997 and December 1998.

(6)      Pursuant to an Employment Agreement between Mr. Nardone and us dated November 26, 1996, Mr. Nardone receives a quarterly cash bonus and a fixed number of stock options based on the amount by which our actual performance exceeds budget during the preceding quarter. Mr. Nardone earned, and was owed, stock options to purchase 37,500 shares of Common Stock. On July 7, 1999, the Compensation Committee authorized the issuance of an incentive stock option to Mr. Nardone to purchase 237,500 shares of our Common Stock under our 1999
         Omnibus Stock Option Plan, with accelerated vesting based upon the achievement of certain performance incentives. On August 26, 1999, the Compensation Committee authorized the issuance of a non-qualified stock option to Mr. Nardone to purchase 107,366 shares of our Common Stock under our 1996 Stock Plan, at an exercise price of $0.01 per share, in exchange for the following changes to Mr. Nardone's Employment Agreement: (i) surrender of his entitlement to a change of control bonus of 2%;
         (ii) surrender of his entitlement to incentive stock options to purchase 37,500 shares of Common Stock mentioned above; (iii) reduction of his base salary from $120,000 to $96,000, (iv) surrender of his entitlement to certain cash bonuses based on performance in exchange for his participation in our Bonus
         Pool Program and (v) extension of the term of his Employment Agreement to March 31, 2000.

(7)      On July 7, 1999, the Compensation Committee authorized the issuance of an incentive stock option to Mr.
         Raiff to purchase 118,750 shares of our Common Stock under our 1999 Omnibus Stock Option Plan, with accelerated vesting based upon the achievement of certain performance incentives. On August 26, 1999, the
         Compensation Committee authorized the issuance of a ten-year non-qualified stock option to Mr. Raiff to purchase 47,368 shares of our Common Stock under our 1996 Stock Plan, with an exercise price of $0.01 per share, in exchange for the surrender of his entitlement to a change of control bonus of 1% granted to him in our Change of Control and Severance Agreement dated December 21, 1998.

OPTION GRANTS IN LAST FISCAL YEAR

Stock options were granted to the Named Executive Officers during the 2000 fiscal year as follows: Paul B. Nardone 237,500 shares at an exercise price of $2.00 per share, Paul B. Nardone 107,366 shares at an exercise price of $.01 per share, Neil Raiff 118,750 shares at an exercise price of $2.00 per share, Neil Raiff 47,368 shares at an exercise price of $.01 per share.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal years ended March 31, 2000, March 31, 1999 and March 31, 1998 and unexercised options held as of the end of fiscal 2000.

                                                                            NUMBER OF                VALUE OF
                                                                            SECURITIES              UNEXERCISED
                                                                            UNDERLYING             IN-THE-MONEY
                                                                           UNEXERCISED               OPTIONS AT
                                                      SHARES TO BE        OPTIONS AT FY-          FY-END ($) (1)
                                                        RECEIVED         END EXERCISABLE/          EXERCISABLE/
          NAME                      YEAR              ON EXERCISE         UNEXERCISABLE            UNEXERCISABLE
-------------------------- ----------------------- ------------------- --------------------- --------------------------
   Paul B. Nardone (2)              2000                     --         21,473/323,393         $42,731/$170,927
   President and Chief              1999                     --              --                       --
    Executive Officer               1998                     --              --                       --

      Ann E. Withey                 2000                     --              --                       --
      Inspirational                 1999                 71,620               15,667/0              $0/$0
        President                   1998                 84,552               87,287/0            $71,262/$0

       Neil Raiff                   2000                     --          9,475/156,643         $18,855/$75,407
     Chief Financial                1999                     --              --                       --
 Officer, Secretary and             1998                     --              --                       --
        Treasurer

  Andrew M. Martin (2)              2000                     --              --                       --
                                    1999                101,959               37,302/0              $0/$0
                                    1998                 84,552              139,261/0           $101,449/$0

-----------------------
(1)      Calculated based on an assumed fair market value of $2.00, minus the exercise price of the option. The
         $2.00 fair market value assigned to the Common Stock is derived from the valuation used in the Homegrown
         Holdings Corp. financing. We have no information on other transactions that would present a more meaningful estimate of the per share price of our Common Stock.

(2)      Mr. Martin served as Chief Executive Officer until July 1999. The Board of Directors appointed Mr. Nardone our Chief Executive Officer on December 2, 1999.

DIRECTOR COMPENSATION

In July 1999, the Board of Directors adopted our 1999 Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Plan"). The Non-Employee Directors' Plan was created to compensate directors while simultaneously creating an incentive to such directors to maximize stockholder value. The following is a general summary of the plan, which is qualified in its entirety by reference to the Non-Employee Directors' Plan.

The Non-Employee Directors' Plan provides for an annual non-discretionary grant of stock options to each director who is not also an employee (collectively, the "Non-Employee Directors"). This annual grant is in lieu of all other compensation for service as a member of the Board of Directors (although Non-Employee Directors may still receive reimbursement for their expenses in attending meetings). A total of 100,000 shares of Common Stock is reserved for issuance under the Non-Employee Directors' Plan.

Each Non-Employee Director will receive an annual option grant on the anniversary of his or her election or appointment to the Board of Directors to purchase 7,500 shares of our Common Stock for service on the Board of Directors for the ensuing year and 2,500 shares for each committee on which the Non-Employee Director serves, both with an exercise price equal to the fair market value of the underlying Common Stock on the date the option is granted. The exercise price will be 110% of the fair market value of the subject Common Stock for any person who owns stock possessing more than 10% of the total combined voting power or value of our equity. Options will remain exercisable for five years from the date granted.

1999 OMNIBUS STOCK OPTION PLAN

Our management strives to attract and retain top quality employees, consultants and directors. To that end, in July 1999, the Board of Directors adopted and our stockholders approved our 1999 Omnibus Stock Option Plan (the "1999 Plan"). The following is a general summary of the plan, which is qualified in its entirety by reference to the 1999 Plan.

Under the 1999 Plan, options to purchase shares of our Common Stock may be granted which are either (i) options intended to qualify as ISOs under Section 422(b) of the Internal Revenue Code, or (ii) non-qualified stock options ("NQSOs"). Options to purchase a total of 475,000 shares of Common Stock may be granted under the 1999 Plan; however, options to purchase more than 300,000 shares may not be granted to any single recipient during any single calendar year. If there is a change of the number or kind of shares issuable under the 1999 Plan as a result of declaration of stock dividend, stock split, combination, exchange, merger, consolidation, reclassification or any similar extraordinary event affecting our Common Stock, an adjustment will be made in the maximum aggregate number of shares that may be subject to the 1999 Plan, as well as in the number of shares subject to outstanding options and the exercise price of options granted under the 1999 Plan. The Compensation Committee will oversee and administer the 1999 Plan (subject to the 1999 Plan's terms), will have authority to select recipients eligible to receive option grants, and will grant ISOs and NQSOs under the 1999 Plan's terms. The Compensation Committee may grant ISOs or NQSOs or any combination of such options, but our directors and consultants will only be entitled to receive NQSOs.

The exercise price of options under the 1999 Plan will be not less than 100% of the fair market value of our Common Stock on the date of grant if the grant is intended to be an ISO. No ISO will be granted to any individual who, immediately prior to the grant, owns shares of our stock possessing more than 10% of the total combined voting power of our stock, unless that option's exercise price is not less than 110% of fair market value of our Common Stock on the date of grant and the option, by its terms, expires no later than five years after the date of grant.

Our Board of Directors, acting through our Compensation Committee will determine the exercise period and vesting terms, if any, for each option grant, but the exercise period will not be more than ten years after the date the option is granted. If a recipient of options ceases to be an employee, consultant or director to us for any reason other than his or her death, disability or approved retirement, any option that is otherwise exercisable by such former employee, consultant or director will terminate unless it is exercised within 30 days of the date of his or her termination. If a recipient ceases to be an employee, consultant or director of us by reason of his or her death, any option held by that recipient which was exercisable on the date of his or her death may be exercised by the legal representative of the recipient's estate for up to one year after his or her death or until the stated expiration date of the option, whichever period is shorter. Any option not exercisable on the date of the recipient's death is forfeited. If a recipient ceases to be an employee, consultant or director as a result of his or her disability, any such options which are exercisable on the date of his or her termination may be exercised for up to one year following the date of termination or until the stated expiration date of such option, whichever period is shorter. If a recipient is "Terminated for Cause", as defined under the 1999 Plan (E.G., for violation of our personnel policies), the terminated recipient's options will immediately be forfeited.

In the event of a Change of Control, as defined in the 1999 Plan, unless otherwise proscribed in the stock option grant, one-half of the unvested portions of each grant under the 1999 Plan will become fully exercisable immediately prior to such event. We did not intend for the Homegrown Holdings Corp. transaction described previously to constitute a "Change of Control" for the purposes of the 1999 Plan, and the stock option grants prior to the closing of the Homegrown Holdings Corp. transaction will so indicate. If the 1999 Plan remains in effect following such a Change of Control, the remainder of any unvested options will continue to vest as otherwise provided unless the Compensation Committee determines otherwise.

The Compensation Committee may amend, discontinue or terminate the 1999 Plan at any time. The 1999 Plan will automatically terminate on the tenth anniversary of its effective date.

On July 7, 1999 and August 26, 1999, pursuant to the 1999 Plan, the Compensation Committee of the Board of Directors approved the issuance of incentive stock options to purchase an aggregate of 391,862 shares to five employees with an exercise price equal to the fair market value of the Common Stock on the date of grant, with accelerated vesting based upon the achievement of certain performance milestones.

1996 STOCK PLAN

On October 28, 1996, we adopted a 1996 stock option plan (the "1996 Plan"). The purpose of the 1996 Plan is to encourage ownership of our Common Stock by officers, key employees, directors, consultants and other persons not employed by us. Pursuant to the 1996 Plan, we may grant incentive stock options and non-qualified stock options to our employees, officers, directors and consultants. A total of 200,000 shares of Common Stock were reserved for issuance under the 1996 Plan. The Board of Directors is authorized to determine the employees, officers, directors and consultants to whom options are granted and the number of shares for each option. The Board also interprets the 1996 Plan and the options granted thereunder and is authorized to adopt, amend or rescind the rules and regulations and make all other determinations necessary or advisable for the administration of the 1996 Plan. The 1996 Plan may be amended at any time by the Board, although certain amendments would require stockholder approval. During the year ended March 31, 2000, 164,734 stock options were granted to employees with an exercise price of $.01 per share.

The Board has the discretion to determine the extent to which an option may be exercised in part and the extent to which any part may or may not be exercised prior to expiration of specified periods of time after the grant. However, no option shall be exercisable to any extent after the expiration of ten years (five years in the case of an incentive stock option granted to a greater than 10% stockholder). If the optionee terminates his or her services with the Company, the optionee must exercise the option within the earlier of the expiration date of such option or within 90 days of termination of services for any reason other than death or disability. In the event of death or retirement, the incentive stock option shall terminate at the earlier of such date of expiration or within 180 days and 90 days respectively following such event. The exercise price of incentive stock options granted under the 1996 Plan must be at least equal to the fair market value of our Common Stock on the date of grant. The exercise price of incentive stock options granted to an optionee who owns stock possessing more than 10% of our Common Stock must equal at least 110% of the fair market value of our Common Stock on the date of grant.

1990 INCENTIVE STOCK OPTION PLAN

In January 1990, we adopted an incentive stock option plan (the "1990 Plan"). The purpose of that plan was to encourage ownership of our Common Stock by officers, key employees, directors, consultants and other persons not employed by us. Pursuant to the 1990 Plan, we granted incentive stock options and non-qualified stock options to our employees, officers, directors and consultants. The Board of Directors was authorized to determine the employees, officers, directors and consultants to whom options are granted and the number of shares for each option. The Board also interpreted the 1990 Plan and the options granted thereunder and was authorized to adopt, amend or rescind the rules and regulations and make all other determinations necessary or advisable for the administration of the 1990 Plan.

The Board had the discretion to determine the extent to which an option may be exercised in part and the extent to which any part may or may not be exercised prior to expiration of specified periods of time after the grant. However, no option was exercisable to any extent after the expiration of ten years (five years in the case of an incentive stock option granted to a greater than 10% stockholder). If an optionee terminates his or her services with us, the optionee must exercise the option within the earlier of the expiration date of such option or within 30 days of termination of services for any reason other than death, retirement or disability. In the event of death or retirement, the incentive stock option shall terminate at the earlier of such date of expiration or within 180 days and 90 days respectively following such event. The exercise price of incentive stock options granted under the 1990 Plan is at least equal to the fair market value of our Common Stock on the date of grant. The exercise price of incentive stock options granted to an optionee who owns stock possessing more than 10% of our Common Stock must equal at least 110% of the fair market value of the Common Stock on the date of grant.

The 1990 Plan terminated in accordance with its provisions in January 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the beneficial ownership of our Common Stock as of June 30, 2000, for
(i) each stockholder known by us to own beneficially 5% or more of the outstanding shares of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. We believe that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                   DIRECTORS,                    SHARES          PERCENTAGE OF
               EXECUTIVE OFFICERS             BENEFICIALLY       COMMON SHARES
            AND 5% STOCKHOLDERS (1):          OWNED (2)(3)      OUTSTANDING (4)
            ------------------------          ------------      ---------------

     Homegrown Holdings, Corp. (5)
     c/o John Foraker, CEO
     854 "A" Street
     Davis, CA  94952                         3,577,691             62.66%

     Ann E. Withey (6)
     c/o Annie's Homegrown Inc.
     395 Main Street
     Wakefield, MA  01880                       788,542             13.81%

     Paul B. Nardone (7)                         21,473                *

     Neil Raiff (8)                              61,698              1.07%

     Ronald L. Cheney (9)                        62,238              1.09%

     Ellen Ambrose (10)                           7,500                *

     Richard Lemon                                  0                  *

     Michael Moone                                  0                  *

     All directors and executive officers
         as a group (8 persons) (11)          4,519,142             78.48%

------------------------

*    Less than 1% of total voting securities

(1) Pursuant to rules of the Securities and Exchange Commission ("SEC"), addresses are provided only for 5% beneficial owners.

(2) Except as otherwise noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares as owned, based on information provided to us by the persons or entities named in the table.

(3) Shares of Common Stock subject to options exercisable within 60 days of June 30, 2000 are deemed outstanding for computing the percentage of the person or group holding such securities.

(4) Percentage of beneficial ownership is calculated on the basis of the amount of outstanding securities (Common and Preferred Stock) at March 31, 2000 (5,709,768) plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options or other rights.

(5) Includes all stock subject to the Irrevocable Proxy from Mr. Martin (1,583,497) and Ms. Withey (806,806).

(6) All Ms. Withey's Common Stock is subject to the Irrevocable Stock Transfer Instructions signed July 27, 1995. Also, Ms. Withey's stock loans are secured by the Common Stock exercised under the Option Loan Agreements.

(7) Includes the vested portion (21,473 shares) of a non-qualified stock option to purchase 107,366 shares of our Common Stock under the 1996 Stock Plan at an exercise price of $0.01. Since the option is not vested, it does not include an incentive stock option to purchase 237,500 shares of our Common Stock under the 1999 Omnibus Stock Option Plan, with accelerated vesting upon the achievement of certain performance milestones, authorized by the Compensation Committee on July 7, 1999.

(8) Includes the vested portion (9,475 shares) of a non-qualified stock option to purchase 47,368 shares of our Common Stock under the 1996 Stock Plan at an exercise price of $0.01 per share. Since the option is not vested, it does not include an incentive stock option to purchase 118,750 shares of our Common Stock, under the 1999 Omnibus Stock Option Plan, with accelerated vesting based upon the achievement of certain performance milestones, authorized by the Compensation Committee on July 7, 1999.

(9) Includes 10,000 shares of Common Stock issuable upon exercise of certain options granted pursuant to our Non-Employees Directors' Plan.

(10) Includes 7,500 shares of Common Stock issuable upon exercise of certain options granted pursuant to our Non-Employee Directors' Plan.

(11) Includes 48,448 shares of Common Stock issuable upon exercise of certain options granted to directors and executive officers pursuant to various Stock Option Plans.

RESTRICTIONS ON TRANSFER OF FOUNDERS' SHARES

On July 27, 1995, our co-founders, Ann E. Withey and Andrew M. Martin, each delivered to our stock transfer agent, certificates for 750,000 of their shares of our Common Stock. With those certificates the co-founders also delivered irrevocable stock transfer instructions that no transfer of those shares may be made until the sixth anniversary of the date of the irrevocable stock transfer instructions. On the sixth, seventh, eighth, and ninth anniversaries of that date, 25% of each of their shares shall become transferable. All of the shares may become transferable upon certification by our Chief Financial Officer that any of the following has been achieved: (i) for two consecutive fiscal years after August 22, 1995, we have had minimum annual earnings equal to $0.30 per share; (ii) for five consecutive fiscal years after August 22, 1995, we have had an average minimum annual earnings of $0.30 per share; or (iii) after August 22, 1996, our shares have traded on a United States stock exchange at a price at least equal to $10.50 (adjusted for stock splits, stock dividends and recapitalizations) for at least 90 consecutive trading days.

In addition, pursuant to an addendum to the irrevocable stock transfer instructions, none of the co-founders' other shares of our Common Stock may be transferred until any of the above conditions have been achieved, except that each co-founder may transfer a number of those other shares that, within any three-month period, would equal one percent of our Common Stock then outstanding.

The shares subject to the irrevocable stock transfer instructions may be transferred upon death or by gift to family members, provided that the shares remain subject to the restrictions. The shares may not be pledged to secure a debt, except to the extent necessary to pay the expenses of the estate of a deceased shareowner. The shares held in escrow do not have any right, title interest or participation in our assets in the event of a dissolution, liquidation, reorganization or any other transaction or proceeding which results in a distribution of our assets, until the holders of all shares not subject to the transfer instructions have received an amount equal to the public offering price. The escrowed shares shall continue to have all voting rights to which those shares are entitled. Dividends shall be withheld by us and paid only as the shares become free for transfer.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Starting June 1, 2000, we retained Napa Valley Kitchens to provide certain services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales and allowances. For the balance of the year ended March 31, 2001, we are to pay Napa Valley Kitchens approximately 2.0% of net adjusted sales that are processed through Napa Valley Kitchens. Napa Valley Kitchens is an affiliate of Homegrown Holdings, Corp., who acquired control of us as a result of the transaction described previously.

HOMEGROWN HOLDINGS CORP.

In conjunction with the Homegrown Holdings transaction, on December 2, 1999, Mr. Andrew Martin and Ms. Ann Withey entered into certain arrangements with Homegrown Holdings Corp. that provide Homegrown Holdings Corp. with a stock collar on certain shares of our Common Stock owned by Ms. Withey and all of our Common Stock owned by Mr. Martin. Specifically, Homegrown Holdings Corp. was granted an option to purchase 1,677,691 shares of our Common Stock held by Mr. Martin and 900,000 shares of our Common Stock held by Ms. Withey, each exercisable as quickly as those shares are released from the irrevocable stock transfer instructions. It is anticipated that the call and put options will be exercisable quarterly over a five-year period following the closing of the Homegrown Holdings Corp. transaction. In addition, Mr. Martin was granted a put option at $1.92 per share with regard to 1,677,691 shares of our Common Stock held by him, exercisable fifteen days after Homegrown Holdings Corp.'s call option is exercisable. Ms. Withey was granted a put option on the same terms with respect to 900,000 shares of our Common Stock owned by her. Mr. Martin and Ms. Withey have provided Homegrown Holdings, Corp. with an irrevocable proxy to vote their shares subject to the stock collar.

LOANS TO OFFICER/STOCKHOLDER

Mr. Martin borrowed $75,000 from us on June 30, 1995 pursuant to an unsecured demand note accruing interest at 11% per annum. At June 30, 1999, the full principal balance of the loan was outstanding. We called the demand note and Mr. Martin executed a secured promissory note dated December 31, 1997 in the principal amount of $75,000 providing for interest payable quarterly at 6.02%, secured by 25,000 shares of our Common Stock owned by Mr. Martin, which stock was deposited in an escrow account established for this purpose, together with stock powers in blank authorizing the resale of such shares under the applicable rules and regulations of the Securities and Exchange Commission, and restricting the resale of other shares of our Common Stock owned by Mr. Martin under certain circumstances. The loan was rescheduled into an Omnibus Secured Promissory Note in accordance with Mr. Martin's separation agreement.

AMOUNTS DUE FROM OFFICER/STOCKHOLDER

We periodically paid certain of Mr. Martin's personal expenses, which were accounted for on our books as "Due From Officer." The total amount of such advances outstanding on March 31, 1999 was $24,759. The loan was rescheduled into an Omnibus Secured Promissory Note in accordance with Mr. Martin's separation agreement.

STOCK OPTION LOANS

Pursuant to Section 8 of our 1990 Stock Option Plan, on December 21, 1998, we made loans to Mr. Martin, Ms. Withey and to Ms. Churchill Luster in the amounts of $102,469, $71,978 and $43,236, respectively, to enable each of them to purchase shares of Common Stock upon exercise of certain options which previously were granted to them. In each case, the options were granted on December 30, 1993 for a term of five years with an exercise price of $1.005 per share. The terms of the Stock Purchase and Loan Agreements ("1998 Stock Loans") provide for annual interest at the rate of 4.51%, the mid-term Applicable Federal Rate in effect for December 1998. Interest is payable annually on December 30. The entire outstanding principal is due on December 30, 2003. The terms of the 1998 Stock Loans further provide for us to pay all interest due on the foregoing loan on each borrower's behalf, plus one-fifth of the original principal amount of such loans, providing that each such borrower is still employed by us on December 29 of each year during the life of the obligation. Payments of principal and interest are deemed compensation income to each borrower. The 1998 Stock Loans are secured by the Common Stock (the "1998 Stock Loan Pledged Shares") issuable upon exercise of the options. In the event that a borrower is terminated by us for good cause, the 1998 Stock Loan Pledged Shares are subject to repurchase by us at $1.005 per share. In the event that a borrower is terminated for other than good cause, such a borrower may obtain title to the 1998 Stock Loan Pledged Shares by payment of all outstanding principal and interest due on his or her stock loan, or may resell the 1998 Stock Loan Pledged Shares back to us at $1.005 per share.

On October 1, 1997 and pursuant to Section 8 of the 1990 Option Plan, we made loans to Ms. Churchill Luster, Mr. Martin and Ms. Withey in the amounts of $49,735, $67,642 and $67,642, respectively, to enable each of them to purchase shares of Common Stock upon exercise of certain options which previously were granted to them (the "1997 Stock Loans"). In each case, the options were granted on October 1, 1992 for a term of five years with an exercise price of $0.80 per share. The terms of the 1997 Stock Loans provide for annual interest at the rate of 6.34%, the mid-term Applicable Federal Rate in effect for October 1997. Interest is payable annually on October 1. The entire outstanding principal is due on October 1, 2002. The terms of the 1997 Stock Loans further provide for us to pay all interest due on the foregoing loan on each borrower's behalf, plus one-fifth of the original principal amount of such loans, providing that each such borrower is still employed by us on September 30 of each year during the life of the obligation. Payments of principal and interest are deemed compensation income to each borrower. The 1997 Stock Loans are secured by the Common Stock (the "1997 Stock Loan Pledged Shares") issuable upon exercise of the options. In the event that a borrower is terminated by us for good cause, the 1997 Stock Loan Pledged Shares are subject to repurchase by us at $0.80 per share. In the event that a borrower is terminated other than for good cause, the borrower may obtain title to the 1997 Stock Loan Pledged Shares by payment of all outstanding principal and interest due on his or her stock loan, or may resell the 1997 Stock Loan Pledged Shares to us at $0.80 per share.

SEPARATION AGREEMENTS

As part of an agreement with Mr. Martin regarding the termination of his employment, Mr. Martin executed a Separation Agreement with us, dated December 2, 1999, providing for severance payments to him in consideration for a full release of any claims that he may have had against us. In connection with his Separation Agreement, Mr. Martin also rescheduled his debt to us arising out of the advances and loans that we previously made to him. Mr. Martin's rescheduled obligations are evidenced by an Omnibus Secured Promissory Note in the principal amount of $274,630, dated December 2, 1999, which calls for interest at the rate of 9% per annum. The Omnibus Secured Promissory Note is secured by Mr. Martin's right to payment under his Stock Collar Agreement with Homegrown Holdings.

Ms. Luster also executed a Separation Agreement with the Company, dated December 2, 1999. The Separation Agreement provided for severance payments to her as a result of termination of her employment by us, in consideration for a release of any claims that she may have had against the Company. In connection with her Separation Agreement, Ms. Luster also rescheduled her debt to the Company, originally incurred as a result of the loans described above. Ms. Luster's rescheduled obligations are evidenced by an Omnibus Secured Promissory Note in the amount of $87,794, dated December 2, 1999, bearing interest at the rate of 9% per annum and secured by her shares of our Common Stock.

TRANSACTIONS WITH AHA! INK.

We entered into a licensing agreement with Aha! Ink (the "License") dated March 21, 1997 pursuant to which Aha! Ink was granted an exclusive license to use certain of our trademarks (the "Marks"), principally the character Bernie, in children's books and other publications for children. As consideration for that grant, the License provides for an initial payment to us of 5% of the capital stock of Aha!, Ink, and royalties, payable quarterly, equal to 2.5% of Aha! Ink's gross receipts attributable to the use of the Marks. Aha! Ink is controlled by Heather Smith Martin. Heather Smith Martin is the wife of Andrew
M. Martin who was a member of our Board and was also an officer of Aha! Ink. Deborah Churchill Luster was a member of our Board. At that time, she was also a stockholder of Aha! Ink and served on its Board of Directors.

We paid approximately $20,000 to Aha! Ink for children's books in exchange for a termination of the License Agreement on August 20, 1998.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     Exhibit Number        Description
     --------------        -----------

     **  3.1               Certificate of Incorporation, as amended

     **  3.2               By-Laws, as amended

     **  3.4               Certificate of Amendment

     **  4.1               Certificate of Designation

     ** 10.1 Lease agreement with Second Street Limited Partnership dated December 19, 1994 for Chelsea, MA office

     ** 10.2 Lease agreement with Marin Freeholders dated August 31, 1995 for Sausalito, CA office

     ** 10.6               Distribution Agreement with Liberty Richter, Inc.

     ** 10.7               Employment Contract with Paul B. Nardone dated
                           November, 1996

     ** 10.8 Loan and Security Agreement dated as of February 3, 1998 between Fremont Financial Corporation and Annie's Homegrown Inc.

     ** 10.13 Stock Purchase and Loan Agreement with Andrew Martin dated December 21, 1998

     ** 10.14 Stock Purchase and Loan Agreement with Ann Withey dated December 21, 1998

     ** 10.15 Stock Purchase and Loan Agreement with Deborah Churchill Luster dated December 21, 1998

     ** 10.16              Employment Agreement with Paul Nardone dated December
                           21, 1998

     ** 10.17 Change of Control and Severance Agreement with Neil Raiff dated December 21, 1998

     ** 10.18 Sample Change of Control and Severance Agreement with Other Employees

     ** 10.31              1990 Incentive Stock Option Plan

     ** 10.32              1996 Stock Plan

     ** 10.41 Loan Agreement and Security Agreement with Inventory Addendum dated June 7, 1996 with Presidential Financial Corporation of Massachusetts

     ** 10.42 Demand and Secured Promissory Note dated June 7, 1996 payable to Presidential Financial Corporation of Massachusetts

     ** 10.43 Lease agreement with Anthony C. Simboli dated February 3, 1998 for Wakefield, MA office

     ** 10.44              Loan Agreement dated December 31, 1997 between Andrew
                           M. Martin and Annie's Homegrown Inc.

     ** 10.45 Stock Purchase and Loan Agreement dated October 1,1997 between Andrew M. Martin and Annie's Homegrown Inc.

     ** 10.46 Amendment to Stock Purchase and Loan Agreement between Andrew M. Martin and Annie's Homegrown Inc. dated December 31, 1997

     ** 10.47 Stock Purchase and Loan Agreement dated October 1,1997 between Ann E. Withey and Annie's Homegrown Inc.

     ** 10.48 Amendment to Stock Purchase and Loan Agreement between Ann E. Withey and Annie's Homegrown Inc. dated December 31, 1997

     ** 10.49 Stock Purchase and Loan Agreement dated October 1,1997 between Deborah Churchill and Annie's Homegrown Inc.

     ** 10.50 Pledge Agreement dated December 31, 1997 between Andrew M. Martin and Annie's Homegrown Inc.

     ** 10.54              Investment and Stock Purchase Agreement

     ** 10.55              Escrow Letter Agreement

     ** 10.56 Promissory Note in the original principal amount of $1,000,000 issued to Homegrown Holdings Corp. by Annie's Homegrown Inc. dated December 2, 1999.

     ** 10.57              Warrant issued to Homegrown Holdings Corp. by Ann E.
                           Withey to purchase shares of the Company's Common Stock. Warrant issued to Homegrown Holdings Corp. by Andrew M. Martin to purchase shares of the Company's Common Stock.

     ** 10.58 Stock Collar Agreement by and between Ann E. Withey and Homegrown Holdings Corp. dated December 2, 1999

     ** 10.59              Stock Collar Agreement by and between Andrew M.
                           Martin and Homegrown Holdings Corp. dated December 2, 1999.

     ** 10.60 Separation Agreement by and between Andrew M. Martin and Annie's Homegrown Inc. dated December 2, 1999.

     ** 10.61 Separation Agreement by and between Deborah Churchill Luster and Annie's Homegrown Inc. dated December 2, 1999

     ** 10.62 Irrevocable Proxy between Ann E. Withey and Homegrown Holdings Corp. dated December 2, 1999.

     ** 10.63 Irrevocable Proxy between Andrew M. Martin and Homegrown Holdings Corp. dated December 2, 1999.

     ** 10.64 Second Amendment to Employment Agreement by and between Paul B. Nardone and Annie's Homegrown Inc.

     ** 11                 Computation of Per Share Earnings

      * 24.1 Power of Attorney (included on Signature Page of this report)

      * 27.1               Financial Data Schedule

-------------------

*   Filed herewith

** Previously filed as an Exhibit to the Company Registration statement on Form
   SB-2 (No. 33-93982-LA) and subsequent periodic reports and incorporated herein by reference.

B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            Annie's Homegrown Inc.
                                            Registrant



                                            /s/ Paul B. Nardone
                                            ---------------------------
                                            Paul B. Nardone, President
                                            and Chief Executive Officer

                                            July 14, 2000
                                            ---------------------------
                                            Date

Each person whose signature appears below appoints Paul B. Nardone, and Neil Raiff, as his or her attorney-in-fact, with full power of substitution and resubstitution to sign any and all amendments to this report on Form 10-KSB of Annie's Homegrown Inc. and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                                        DATE
---------                                  -----                                        ----
/s/ Paul B. Nardone               President, Chief Executive Officer                 July 14, 2000
-----------------------------     and Director (Principal Executive Officer)
Paul B. Nardone


/s/ Ann E. Withey                 Inspirational President & Director                 July 14, 2000
-----------------------------
Ann E. Withey


/s/ John Foraker                  Chairman of the Board                              July 14, 2000
-----------------------------
John Foraker


/s/ Neil Raiff                    Chief Financial Officer, Treasurer and             July 14, 2000
-----------------------------     Secretary  (Principal Financial and
Neil Raiff                        Accounting Officer)


/s/ Ronald Cheney                 Director                                           July 14, 2000
-----------------------------
Ronald Cheney


/s/ Michael Moone                 Director                                           July 14, 2000
-----------------------------
Michael Moone


                                  Director                                           July __, 2000
-----------------------------
Richard Lemon


                                  Director                                           July __, 2000
-----------------------------
Ellen Ambrose

                         SUPPLEMENTAL INFORMATION TO BE
                      FURNISHED WITH REPORTS FILED PURSUANT
                        TO SECTION 15(D) OF THE EXCHANGE
                          ACT BY NON-REPORTING ISSUERS


No annual report or proxy material has been sent to the Issuer's security holders with respect to the year ended March 31, 2000. A copy of the Issuer's Annual Report to Stockholders for the fiscal year ended March 31, 2000 and the Issuer's Proxy Statement for the 2000 Special Meeting in Lieu of Annual Meeting of Stockholders will be furnished to stockholders and filed with the Securities and Exchange Commission on or about August 15, 2000.

                             ANNIE'S HOMEGROWN INC.

                        Consolidated Financial Statements

                             March 31, 1999 and 2000


                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Annie's Homegrown Inc.:


We have audited the accompanying consolidated balance sheets of Annie's Homegrown Inc. as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 1999 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annie's Homegrown Inc. at March 31, 1999 and 2000 and the results of their operations and their cash flows for the years ended March 31, 1999 and 2000, in conformity with generally accepted accounting principles.



/s/ KPMG LLP
------------------------
Boston, Massachusetts
May 23, 2000

                             ANNIE'S HOMEGROWN INC.

                           Consolidated Balance Sheets

                             March 31, 1999 and 2000

                                      ASSETS                                       1999           2000
                                                                                -----------    -----------
Current assets:
       Cash and cash equivalents                                                $    46,625        452,903
       Accounts receivable:
          Trade                                                                     149,463        557,923
          Related parties                                                            24,759             --
       Inventory                                                                  1,546,375      1,344,688
       Other assets                                                                  80,948          9,575
                                                                                -----------    -----------
                     Total current assets                                         1,848,170      2,365,089

Office equipment, plates and dies                                                   184,287        204,350
Accumulated depreciation                                                            (84,980)      (117,464)
                                                                                -----------    -----------
                     Office equipment, plates and dies, net                          99,307         86,886
                                                                                -----------    -----------
Goodwill, net                                                                       278,518        296,344
Note receivable, net of deferred gain                                                    --             --
Other assets                                                                        113,454        150,482
                                                                                -----------    -----------
                     Total assets                                               $ 2,339,449      2,898,801
                                                                                ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
       Notes payable                                                            $   628,269             --
       Current installments of long-term debt                                       180,000             --
       Accounts payable, trade                                                      820,932        699,265
       Accrued expenses                                                              91,034        205,387
       Advances from distributor                                                    728,395             --
       Due to employees                                                               5,110             --
                                                                                -----------    -----------
                     Total current liabilities                                    2,453,740        904,652

Long-term debt, excluding current installments                                       30,000             --
                                                                                -----------    -----------
                     Total liabilities                                            2,483,740        904,652
                                                                                -----------    -----------
Commitments

Stockholders' equity (deficit):
       Series A convertible preferred stock (aggregate liquidation preference $66,120), $2.00 par value.  Authorized 1,000,000 shares;
          issued and outstanding 1,000,000 shares                                        --      2,000,000
       Common stock, $.001 par value.  Authorized 10,000,000 shares; issued
          4,876,674 shares and 4,881,674 shares at March 31, 1999 and 2000,
          respectively                                                                4,877          4,882
       Additional paid-in capital                                                 2,524,125      2,712,272
       Accumulated deficit                                                       (2,105,847)    (1,818,254)
       Note receivable stockholders                                                (367,446)      (458,413)
       Note receivable from officer                                                 (75,000)            --
       Treasury stock; 141,906 and 171,906 common shares at cost at March 31,
          1999 and 2000, respectively                                              (125,000)      (200,000)
       Deferred compensation                                                             --       (246,338)
                                                                                -----------    -----------
                     Total stockholders' equity (deficit)                          (144,291)     1,994,149
                                                                                -----------    -----------
                     Total liabilities and stockholders' equity (deficit)       $ 2,339,449      2,898,801
                                                                                ===========    ===========

See accompanying notes to consolidated financial statements.

                             ANNIE'S HOMEGROWN INC.

                      Consolidated Statements of Operations

                       Years ended March 31, 1999 and 2000

                                                                                   1999           2000
                                                                                -----------    -----------

Net sales                                                                       $ 8,000,046     10,264,688
Cost of sales                                                                     4,478,574      5,510,537
                                                                                -----------    -----------

                   Gross profit                                                   3,521,472      4,754,151
                                                                                -----------    -----------

Operating expenses:
    Selling                                                                       2,450,267      2,865,382
    General and administrative                                                    1,502,682      1,222,975
    Write-off of goodwill                                                           376,785             --
    Slotting fees                                                                   170,879        211,076
    Stock compensation to employees                                                      --         81,484
    Compensation to outside directors                                                21,000         10,000
                                                                                -----------    -----------

                   Total operating expenses                                       4,521,613      4,390,917
                                                                                -----------    -----------

                   Operating income (loss)                                       (1,000,141)       363,234

Other (expense) income:
    Interest expense and borrowing charges                                         (172,142)      (206,756)
    Interest and other income                                                        13,635         70,800
    Gain on sale of Raw Materials Food Company                                           --         62,121
                                                                                -----------    -----------

                   Other (expense) income                                          (158,507)       (73,835)
                                                                                -----------    -----------

                   Income (loss) before income tax expense                       (1,158,648)       289,399

Income tax expense                                                                    1,097          1,806
                                                                                -----------    -----------

                   Net income (loss)                                            $(1,159,745)       287,593
                                                                                ===========    ===========

Earnings (loss) per common share:
    Basic                                                                       $     (.252)          .061
    Diluted                                                                           (.252)          .049

Weighted average number of shares used in computation of per-share data:
    Basic                                                                         4,607,868      4,715,601
    Diluted                                                                       4,607,868      5,929,508


See accompanying notes to consolidated financial statements.

                             ANNIE'S HOMEGROWN INC.

            Consolidated Statements of Stockholders' Equity (Deficit)

                       Years ended March 31, 1999 and 2000

                                                              PREFERRED STOCK                COMMON STOCK           ADDITIONAL
                                                        --------------------------    --------------------------      PAID-IN
                                                          SHARES         AMOUNT         SHARES         AMOUNT         CAPITAL
                                                        -----------    -----------    -----------    -----------    -----------
Balance at March 31, 1998                                        --    $        --      4,660,074    $     4,660    $ 2,306,659

    Exercise of stock options                                    --             --        216,600            217        217,466
    Purchase of treasury stock                                   --             --             --             --             --
    Forgiveness of principal balance                             --             --             --             --             --
    Net loss                                                     --             --             --             --             --
                                                        -----------    -----------    -----------    -----------    -----------
Balance at March 31, 1999                                        --             --      4,876,674          4,877      2,524,125

    Issuance of preferred stock to Homegrown Holdings,
                     Corp., net of issuance costs         1,000,000      2,000,000             --             --       (149,670)
    Issuance of stock to directors                               --             --          5,000              5          9,995
    Acquisition of treasury stock                                --             --             --             --             --
    Deferred compensation associated with issuance
                     of stock options                            --             --             --             --        327,822
    Amortization of deferred compensation expense                --             --             --             --             --
    Reclassification of note receivable from officer             --             --             --             --             --
    Reclassification of receivable from related party            --             --             --             --             --
    Accrued interest on stockholders' notes                      --             --             --             --             --
    Repayment of stockholders' notes                             --             --             --             --             --
    Net income                                                   --             --             --             --             --
                                                        -----------    -----------    -----------    -----------    -----------
Balance at March 31, 2000                                 1,000,000    $ 2,000,000      4,881,674    $     4,882    $ 2,712,272
                                                        ===========    ===========    ===========    ===========    ===========


                                                                          NOTE           NOTE              TREASURY STOCK
                                                        ACCUMULATED   RECEIVABLE -    RECEIVABLE     --------------------------
                                                          DEFICIT     STOCKHOLDERS   FROM OFFICER      SHARES         AMOUNT
                                                        -----------    -----------    -----------    -----------    -----------
Balance at March 31, 1998                               $  (946,102)   $  (186,768)   $   (75,000)       111,906    $   (90,000)

    Exercise of stock options                                    --       (217,683)            --             --             --
    Purchase of treasury stock                                   --             --             --         30,000        (35,000)
    Forgiveness of principal balance                             --         37,005             --             --             --
    Net loss                                             (1,159,745)            --             --             --             --
                                                        -----------    -----------    -----------    -----------    -----------
Balance at March 31, 1999                                (2,105,847)      (367,446)       (75,000)       141,906       (125,000)

    Issuance of preferred stock to Homegrown Holdings,
                     Corp., net of issuance costs                --             --             --             --             --
    Issuance of stock to directors                               --             --             --             --             --
    Acquisition of treasury stock                                --             --             --         30,000        (75,000)
    Deferred compensation associated with issuance
                     of stock options                            --             --             --             --             --
    Amortization of deferred compensation expense                --             --             --             --             --
    Reclassification of note receivable from officer             --        (75,000)        75,000             --             --
    Reclassification of receivable from related party            --        (24,759)            --             --             --
    Accrued interest on stockholders' notes                      --        (23,068)            --             --             --
    Repayment of stockholders' notes                             --         31,860             --             --             --
    Net income                                              287,593             --             --             --             --
                                                        -----------    -----------    -----------    -----------    -----------
Balance at March 31, 2000                               $(1,818,254)   $  (458,413)   $        --        171,906    $  (200,000)
                                                        ===========    ===========    ===========    ===========    ===========



                                                                         STOCKHOLDERS'
                                                            DEFERRED        EQUITY
                                                          COMPENSATION     (DEFICIT)
                                                           -----------    -----------
Balance at March 31, 1998                                  $        --    $ 1,013,449

    Exercise of stock options                                       --             --
    Purchase of treasury stock                                      --        (35,000)
    Forgiveness of principal balance                                --         37,005
    Net loss                                                        --     (1,159,745)
                                                           -----------    -----------
Balance at March 31, 1999                                           --       (144,291)

    Issuance of preferred stock to Homegrown Holdings,
                     Corp., net of issuance costs                   --      1,850,330
    Issuance of stock to directors                                  --         10,000
    Acquisition of treasury stock                                   --        (75,000)
    Deferred compensation associated with issuance
                     of stock options                         (327,822)            --
    Amortization of deferred compensation expense               81,484         81,484
    Reclassification of note receivable from officer                --             --
    Reclassification of receivable from related party               --        (24,759)
    Accrued interest on stockholders' notes                         --        (23,068)
    Repayment of stockholders' notes                                --         31,860
    Net income                                                      --        287,593
                                                           -----------    -----------
Balance at March 31, 2000                                  $  (246,338)   $ 1,994,149
                                                           ===========    ===========

See accompanying notes to consolidated financial statements.

                             ANNIE'S HOMEGROWN INC.

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 1999 and 2000

                                                                                  1999           2000
                                                                               -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                                          $(1,159,745)       287,593
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                             56,804         54,500
          Write-off of goodwill                                                    376,785             --
          Gain on sale of Raw Materials Food Co.                                        --        (62,121)
          Stock compensation to outside directors, employees and consultants            --        103,920
          Note receivable stockholders                                              37,005          8,792
          Changes in assets and liabilities, net of business disposal:
            Accounts receivable - trade                                            (82,289)      (487,013)
            Accounts receivable - related parties                                   (4,218)            --
            Inventory                                                             (725,520)       184,129
            Other assets                                                            60,037         81,225
            Accounts payable - trade                                               389,390        (38,462)
            Accrued expenses                                                        43,229        106,608
            Advances from distributor                                              721,919       (728,395)
            Due to employees                                                       (29,008)        (5,110)
                                                                               -----------    -----------
                    Net cash used in operating activities                         (315,611)      (494,334)
                                                                               -----------    -----------
Cash flows from investing activities:
    Purchase of office equipment, plates and dies                                  (55,157)       (25,643)
    Acquisition of business                                                       (356,147)       (38,826)
                                                                               -----------    -----------
                    Net cash used in investing activities                         (411,304)       (64,469)
                                                                               -----------    -----------
Cash flows from financing activities:
    Net proceeds from issuance of preferred stock                                       --      1,850,330
    Net borrowings (payments) on line of credit                                    348,871       (628,269)
    Proceeds from issuance of term note                                            300,000             --
    Payment of debt issuance costs                                                      --        (46,980)
    Principal payments on term note                                                (90,000)      (210,000)
    Purchase of treasury stock                                                     (35,000)            --
                                                                               -----------    -----------
                    Net cash provided by financing activities                      523,871        965,081
                                                                               -----------    -----------
Net (decrease) increase in cash and cash equivalents                              (203,044)       406,278
Cash and cash equivalents, beginning of year                                       249,669         46,625
                                                                               -----------    -----------
Cash and cash equivalents, end of year                                         $    46,625        452,903
                                                                               ===========    ===========
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                     $   171,677        206,493
                                                                               ===========    ===========
    Cash paid for income taxes                                                 $     1,097          1,806
                                                                               ===========    ===========
Supplemental disclosure of noncash activities:
    Common stock and note receivable received in connection with the
       sale of Raw Materials Food Co.                                          $        --        152,000
                                                                               ===========    ===========
    Note receivable received for exercise of stock options                     $   217,683             --
                                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                             ANNIE'S HOMEGROWN INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 2000

(1)    DESCRIPTION OF BUSINESS

       Annie's Homegrown Inc. (the "Company") is engaged in the manufacture, marketing and sale of premium all natural macaroni and cheese dinners, all natural pasta meals and other natural food products.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A) The consolidated financial statements for the year ended March 31, 2000 include the accounts of Annie's Homegrown Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

       (B)    CASH AND CASH EQUIVALENTS

              For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

       (C)    REVENUE RECOGNITION

              A majority of the Company's sales are made to Liberty Richter, Inc. ("Liberty" or "distributor") under contract terms allowing certain rights of return on unsold product held by Liberty. The contract calls for Liberty to pay the Company based on terms relating to the receipt of the Company's products by Liberty. The Company defers recognition of such sales until the product is sold by Liberty to its natural and specialty food distributors. Accordingly, if Liberty pays the Company before Liberty sells to a third party, the Company records an advance from distributor. If Liberty sells product to a third party before it pays the Company, the Company records a receivable from distributor.

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

                                       6                             (Continued)

                             ANNIE'S HOMEGROWN INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 2000

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

       (I)    EARNINGS PER COMMON SHARE

              Basic earnings (loss) per common share are computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options and conversion of preferred stock. Diluted earnings per common share are computed by dividing net earnings (loss) by the weighted average number of common shares and all dilutive securities.

              A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings (loss) per share for the years ended March 31, 1999 and 2000 are as follows:

                                                                   1999             2000
                                                               -------------    --------------
                   Weighted average shares (basic)               4,607,868        4,715,601
                   Effect of dilutive stock options                     --          213,907
                   Assumed conversion of preferred stock                --        1,000,000
                                                               -------------    --------------
                   Weighted average shares (diluted)             4,607,868        5,929,508
                                                               =============    ==============

                                       7                             (Continued)

                             ANNIE'S HOMEGROWN INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 2000

              For the year ended March 31, 1999, stock options for 120,088 shares of common stock were outstanding but not included in the calculation of diluted earnings per share because the effect was anti-dilutive. (See note 10.)

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

       (L)    STOCK OPTION PLANS

              The Company accounts for its stock-based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations and provides disclosure related to its stock-based compensation under the provisions of Financial Accounting Standards Board No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

       (M)    RECENT ACCOUNTING PRONOUNCEMENTS

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

              In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), REPORTING ON THE COSTS OF START-UP ACTIVITIES. The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted SOP 98-5 for the fiscal year beginning April 1, 1999. The adoption of SOP 98-5 had no impact on the consolidated financial statements.

                                       8                             (Continued)

                             ANNIE'S HOMEGROWN INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 2000

              In March 2000, Financial Accounting Standards Board Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, was issued. The interpretation clarifies, among other things, the application of APB Opinion No. 25 for certain issues, including: (i) the definition of an employee; (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan; (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (iv) the accounting for an exchange of stock compensation awards in a business combination. This interpretation generally is effective July 1, 2000, but certain conclusions in the interpretation were effective for specific events that occurred after either December 15, 1998, or January 12, 2000. The Company does not expect this interpretation to have a material impact on its financial condition or its results of operations.


(3)    HOMEGROWN HOLDINGS CORP. TRANSACTION

       On November 30, 1999, pursuant to a special meeting of its stockholders, the Company amended its Certificate of Incorporation to authorize one million shares of preferred stock, par value $2.00.

       On December 2, 1999, Homegrown Holdings Corp., a Delaware corporation that was previously unaffiliated with the Company ("Homegrown Holdings"), purchased one million shares of Series A convertible preferred stock ("preferred stock") for $2 million. The preferred stock, in the aggregate, has voting rights equivalent to one million shares of common stock. The preferred stock carries the rights to be converted into an equal number of shares of common stock and participates in dividends at the same rate as the common stock. In event of a liquidation, the preferred stock has the liquidation preference of par value plus 10% per annum. Certain mergers, consolidations and sales of assets are treated as liquidations.

       In connection with the issuance of preferred stock, the Company also executed a $1 million five-year promissory note in favor of Homegrown Holdings, with interest at the rate of 9% per annum, and provided a five-year warrant to purchase 1,500,000 shares of the Company's common stock with an exercise price ranging from $2.00 per share to $4.00 per share, varying over time. The promissory note will be subordinated to any bank debt or institutional lenders that may now or hereafter exist. The warrant was independently valued at $372,000. Total costs incurred by the Company for this transaction were approximately $197,000. The costs were allocated between the debt and equity based on their respective fair values. The promissory note and the warrant are currently being held in escrow pursuant to an escrow agreement pending the Company's receipt of the loan proceeds from Homegrown Holdings.

                                       9                             (Continued)

                             ANNIE'S HOMEGROWN INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 2000

       In a related transaction, Homegrown Holdings entered into certain agreements also dated December 2, 1999 (the "stock collar agreements"), with the Company's co-founders, which provided a stock collar in favor of Homegrown Holdings on certain shares of the co-founders' common stock of the Company. One of the co-founders subjected all shares of common stock to the stock collar agreement. In connection with the stock collar agreement, this stockholder executed an irrevocable proxy in favor of Homegrown Holdings to vote all of the individual's shares of common stock. The other co-founder subjected 900,000 shares of common stock to the stock collar agreement and executed an irrevocable proxy in favor of Homegrown Holdings with respect to 852,903 of the individual's shares of common stock. As a result of these transactions, Homegrown Holdings currently has the right to vote approximately 75% of the Company's outstanding shares.

       Additionally, effective December 2, 1999, one of the co-founders of the Company and an officer of the Company, who also served as a member of the board of directors, resigned from the Company. As part of an agreement with the co-founder regarding the termination of his employment with the Company, the co-founder executed a separation agreement with the Company, providing for severance payments to him in consideration for a full release of any claims that he may have had against the Company. In connection with the separation agreement, the co-founder rescheduled his debt to the Company arising out of certain advances and loans previously made to him by the Company. The rescheduled obligations are evidenced by an Omnibus secured promissory note (the "promissory note"), which bears interest at the rate of 9% per annum. The promissory note is secured by the co-founders' right to payment under his stock collar agreement with Homegrown Holdings. The note will be repaid over five years in quarterly installments commencing December 2, 1999.

       Additionally, an officer and board member also executed a separation agreement with the Company on December 2, 1999. The separation agreement provided for severance payments to her as a result of termination of her employment with the Company, in consideration for a full release of any claims that she may have had against the Company. She also rescheduled her debt to the Company, originally incurred as a result of certain loans previously made to her by the Company. The rescheduled obligations are evidenced by an Omnibus secured promissory note bearing interest at the rate of 9% per annum and secured by her shares of the Company's common stock. The note will be repaid over five years in quarterly installments commencing December 2, 1999.

(4)    ACQUISITION OF TAMARIND TREE

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

       The purchase price was comprised of cash in the amount of $200,000, an advance against royalties in the amount of $75,000, future royalties and overrides and paid acquisition costs. The royalties are payable by the Company to Tamarind Tree for five years at the rate of 6% annually on "adjusted net sales". Additionally, overrides are payable by the Company to Tamarind Tree for five years at the rate of 2% of all sales of certain products and sales in excess of a certain minimum amount of other

                                       10                            (Continued)

                             ANNIE'S HOMEGROWN INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 2000

       products. The royalty payments will be accounted for as additional consideration for the purchase of the assets acquired and will be recorded as additional goodwill as the future royalties are earned. Royalty payments in 1999 and 2000 amounted to $10,110 and $38,826, respectively.

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

       Pro forma results of operations of the Company and Tamarind Tree on the basis that the acquisition had taken place on April 1, 1998 are not presented since the effect is not material.

(5)    INCOME TAXES

       Income tax expense consists of state taxes of $1,097 and $1,806 in 1999 and 2000, respectively.

       As of March 31, 2000, the Company had the following net operating loss carryforwards for tax purposes:

                           Federal              $    1,026,109
                                                ===============
                           State                $      995,579
                                                ===============

       These net operating loss carryforwards are available to offset future federal/state taxable income through 2018. The Company also has alternative minimum tax net operating loss carryforwards of $887,464 as of March 31, 2000, which are available to reduce future federal alternative minimum taxable income through 2018. Pursuant to Section 382 of the Internal Revenue Code, if there is a change in stock ownership of the Company exceeding 50% during a three-year period, the utilization of the Company's net operating loss carryforwards may be limited. The Homegrown Holdings Corp. transaction as described in note 3 resulted in a change in stock ownership and, consequently, the Company's net operating losses generated prior to the ownership change are subject to an annual limitation.

       The provision for income taxes for the years ended March 31, 1999 and 2000 differs from the amounts computed by applying the federal statutory rate to pre-tax income (loss) due to the following:

                                                                            1999               2000
                                                                       ---------------    ----------------
           Federal income tax (benefit) expense at statutory rate      $  (173,797)            98,396
           State income taxes, net of federal benefit                      (94,809)            18,795
           Change in federal and state valuation allowance                 187,420           (133,942)
           Non-deductible goodwill expense                                  82,892                 --
           Other                                                              (609)            18,557
                                                                       ---------------    ----------------
                             Actual income tax expense                 $     1,097              1,806
                                                                       ===============    ================

                                       11                            (Continued)

                             ANNIE'S HOMEGROWN INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 2000

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets at March 31 are presented below:

                                                                                         1999               2000
                                                                                    ---------------    ----------------
             Deferred tax assets:
                 Net operating loss carryforwards                                   $   381,375            244,668
                 Deferred revenue                                                           326                 --
                 Payroll expense, due to accrual for financial reporting
                    purposes                                                             16,694             19,785
                                                                                    ---------------    ----------------
                                                                                        398,395            264,453
             Valuation allowance                                                       (398,395)          (264,453)
                                                                                    ---------------    ----------------
             Deferred tax liabilities                                                        --                 --
                                                                                    ---------------    ----------------
                              Net deferred tax asset                                $        --                 --
                                                                                    ===============    ================

       A valuation allowance has been established due to the uncertainty of realizing the net operating loss carryforwards and other deferred tax assets.

       The total federal and state valuation allowance was $398,395 and $264,453 at March 31, 1999 and 2000, respectively.

(6)    RELATED PARTY TRANSACTIONS

       During the year ended March 31, 1999, three officers of the Company exercised stock options for 216,600 shares in exchange for full recourse promissory notes in the amount of $217,683, bearing interest at 4.51%. During the year ended March 31, 1998, three officers of the Company exercised stock options for 231,273 shares in exchange for full recourse promissory notes in the amount of $185,018, bearing interest at 6-3/4 %. The promissory notes were collateralized by the stock issued upon the exercise of the options.

       Additionally, amounts due from related parties at March 31, 1999 also consisted of a note receivable from an officer of the Company of $75,000 secured by 25,000 shares of the Company's common stock and an advance of $24,579 to the officer. In connection with the Homegrown Holdings Corp. transaction discussed in note 3, two of the officers noted above terminated their employment with the Company. As a result of their termination, all amounts owed to the Company from these two officers were reclassified in the accompanying March 31, 2000 consolidated balance sheet and consolidated statement of stockholders' equity (deficit) as a note receivable from stockholders.

                                       12                            (Continued)

                             ANNIE'S HOMEGROWN INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 2000

(7)    DEBT

       The Company negotiated a line of credit with a financial institution for $600,000, which closed on February 3, 1998. The line of credit was for a term of two years and was secured by all of the assets of the Company and guaranteed by the two largest stockholders of the Company. On August 27, 1998, the Company increased the line of credit to $900,000 and signed a term loan for an additional $300,000 to purchase the Tamarind Tree brand. At December 31, 1999, the Company fully paid the line of credit and term loan with the proceeds obtained from the sale of 1,000,000 shares of preferred stock and terminated its relationship with the financial institution. On May 4, 2000, the Company entered into a $250,000 line of credit with another financial institution which is secured by all of the assets of the Company.

(8)    ACCRUED EXPENSES

       Accrued expenses consist of the following at March 31:

                                                        1999              2000
                                                    -------------     -------------
                     Compensation                   $   13,437           87,045
                     Accrued legal                      13,347               --
                     Other                              64,250          118,243
                                                    -------------     -------------
                                                    $   91,034          205,288
                                                    =============     =============

(9)    LEASES

       The Company leases office space under an operating a lease that expires in 2003.

       A schedule of future minimum lease payments under the noncancelable lease is as follows:

                          YEAR ENDING MARCH 31,
                          ---------------------

                                  2001                          $    37,258
                                  2002                               38,959
                                  2003                               40,658
                                  2004                                9,600
                                                                -------------

                                                                $   126,475
                                                                =============

       Total net expense on operating leases amounted to $64,448 and $50,224 for the years ended March 31, 1999 and 2000, respectively.

                                       13                            (Continued)

                             ANNIE'S HOMEGROWN INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 2000

(10)   STOCK OPTION PLANS

       In January 2000, the 1990 Stock Option Plan maintained by the Company was terminated. Upon termination of the plan, 120,088 options related to the plan expired.

       1996 STOCK OPTION PLAN

       In October 1996, the Company adopted the 1996 stock option plan. Under this plan, the Company has authorized 200,000 shares to be granted as stock options to employees, directors and consultants. The Board of Directors administers the plan, selects individuals to whom options will be granted and determines the number of options, the exercise price and the vesting terms of each option. Additionally, the vesting terms are also subject to acceleration upon the occurrence of certain events. During the year ended March 31, 2000, 164,734 options were granted to employees with an exercise price of $.01 per option.

       In connection with the granting of these options, the Company recorded deferred compensation expense of $327,822 for the difference between the exercise price and the fair value of the Company's common stock (determined by reference to third party transactions) at the date of grant. This amount is being amortized to compensation expense over the vesting of the individual options on a straight-line basis for each portion of the options that vest in each year. Deferred compensation expense recognized for the year ended March 31, 2000 amounted to $81,484.

       As of March 31, 2000, 164,734 options were issued under this plan.

       1999 OMNIBUS STOCK OPTION PLAN

       In July 1999, the Company adopted the 1999 Omnibus Stock Option Plan that permits the Company to grant stock options to employees, directors and consultants. Under this plan, the Company has authorized 475,000 shares to be granted as stock options. The Board of Directors administers the plan, selects the individuals to whom the options will be granted and determines the number of options, the exercise price and vesting terms of each option. Additionally, the vesting period will not be more than ten years after the grant date of the option and can be subject to acceleration upon the occurrence of certain events. During the year ended March 31, 2000, 374,062 options were granted to employees with an exercise price of $2.00 per option. The exercise price related to these options equaled the fair value of the Company's common stock at the date of grant. Accordingly, the Company has not recorded any compensation expense.

       In addition, the Company granted 50,000 options to a consultant with an exercise price of $.01 per option in exchange for services to be rendered over a two-year period. The cost of these services is based on the fair value of the options issued in exchange for the receipt of such services. The fair value of the options represents the difference between the exercise price and the fair value of the Company's common stock. The Company will accrue for the expense over the period during which the services are provided. For the year ended March 31, 2000, the Company recognized $12,436 of expense related to these services which is reflected in general and administrative expenses in the accompanying consolidated statement of operations.

                                       14                            (Continued)

                             ANNIE'S HOMEGROWN INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 2000

       As of March 31, 2000, 424,062 options were issued under this plan.

       1999 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

       In July 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan. Under this plan, the Company has authorized 100,000 shares to be granted to directors that are not employees of the Company in lieu of compensation for service as a member of the Board of Directors. All eligible individuals are granted 7,500 stock options for service on the Board of Directors and 2,500 stock options for each committee on which the individual serves. The exercise price of the stock options is equal to the fair market value of the Company's common stock on the date of the grant. The stock options vest on the last day of service to which the stock option grant relates to and have an exercise period of five years from the grant date of the stock options.

       During the year ended March 31, 2000, 17,500 options were granted to directors with an exercise price of $2.00 per option. The exercise price related to these options equaled the fair value of the Company's common stock at the date of grant. Accordingly, the Company has not recorded any compensation expense.

       As of March 31, 2000, 17,500 options were issued under this plan.

       A summary of changes in common stock options is as follows:

                                                                                WEIGHTED AVERAGE
                                                                                    EXERCISE
                                                   NUMBER OF SHARES              PRICE PER SHARE
                                                  -----------------------    ------------------------
          Outstanding at March 31, 1998                   406,982            $       2.34

              Options granted                                  --
              Options exercised                           216,600                    1.01
              Options expired/canceled                     70,294                    1.01
                                                  -----------------------

          Outstanding at March 31, 1999                   120,088                    5.51

              Options granted                             606,296                    1.30
              Options exercised                                --                      --
              Options expired/canceled                    120,088                    5.51
                                                  -----------------------

          Outstanding at March 31, 2000                   606,296            $       1.30
                                                  =======================

                                       15                            (Continued)

                             ANNIE'S HOMEGROWN INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 2000

       The following table summarizes information about fixed stock options outstanding at March 31, 2000:

                                                             OPTIONS OUTSTANDING AND EXERCISABLE
                                      -----------------------------------------------------------------------------------
                                                                      WEIGHTED AVERAGE
                    RANGE OF             NUMBER OUTSTANDING              REMAINING                  WEIGHTED AVERAGE
                EXERCISE PRICES          AT MARCH 31, 2000            CONTRACTUAL LIFE               EXERCISE PRICE
                -----------------     -------------------------    ------------------------     -------------------------

                $      .01                      214,734                  118 months             $         .01
                      2.00                      391,562                  112 months                      2.00
                                      -------------------------
                $ .01 to 2.00                   606,296                                         $        1.30
                                      =========================

       The Company applies APB Opinion No. 25 and related interpretations for its stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would not have changed.

(11)   RAW MATERIALS FOOD COMPANY

       On July 31, 1997, RMFC Acquisition Corp., a wholly owned subsidiary of the Company, merged with Raw Materials Food Company ("Raw Materials"), with Raw Materials as the surviving corporation. This transaction allowed the Company to acquire all the outstanding shares of Raw Materials, a Colorado-based whole food supplement company, for 60,000 shares of common stock.

       On November 13, 1998, the Company terminated the employment contract with one of the founders of Raw Materials and repurchased 30,000 shares of Company common stock issued to him as consideration for the original acquisition of Raw Materials in exchange for $35,000 payable over twenty-eight months.

       As of June 30, 1999, the Company reached an agreement with the remaining founder of Raw Materials to sell back to such founder the common stock of Raw Materials. In payment for the common stock, the founder will return to the Company 30,000 shares of Company common stock issued to him as consideration for the original acquisition of Raw Materials and a note in the amount of $77,000. The note bears interest at 5.79% per annum and the repayment terms are tied to the cash flows of Raw Materials. Based upon the estimated fair value of the 30,000 shares of Company common stock, the consideration received for the common stock was determined to be insufficient to allow the Company to recover its goodwill in Raw Materials. Accordingly, the consolidated statement of operations for the year ended March 31, 1999 reflects a write off of the unamortized Raw Materials goodwill of $376,785.

       In connection with the sale of the common stock of Raw Materials, the Company recognized a gain of $62,121 during the year ended March 31, 2000, which represents the amount by which the fair value (determined by the most recent independent appraisal) of the 30,000 shares of Annie's Homegrown Inc. exceeds the net assets sold. The Company deferred any gain recognition of the $77,000 note receivable from Raw Materials until such time as cash flows from Raw Materials' operating activities are sufficient to fund the repayment of the note. As of March 31, 2000, the Company recognized $14,268 in other income relating to cash repayments on the note receivable.

                                       16                            (Continued)

                             ANNIE'S HOMEGROWN INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 2000

(12)   COMMITMENTS AND CONTINGENCIES

       The Company is involved in legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

(13)   CONCENTRATION OF CREDIT RISK

       For the years ended March 31, 1999 and 2000, Liberty, under the master distribution agreement, accounted for approximately 87% and 69% of net sales, respectively.

       Two customers accounted for 50% of accounts receivable at March 31, 1999, and one customer accounted for 42% of accounts receivable at March 31, 2000.

(14)   SUPPLIER/SOURCES OF SUPPLY

       Two vendors accounted for 36% of accounts payable at March 31, 1999, and three vendors accounted for 42% of accounts payable at March 31, 2000.

(15)   DISTRIBUTION AGREEMENT

       In October 1996, the Company signed a master distribution agreement with Liberty. The agreement calls for Liberty to distribute all of the Company's products except for the private label and mail order lines in the continental United States. The Company consigns the products to Liberty who in turn sells the products to supermarket chains, and natural and specialty food stores. Liberty has one warehouse located in New Jersey.

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

                                       17                            (Continued)

                             ANNIE'S HOMEGROWN INC.

                   Notes to Consolidated Financial Statements

                             March 31, 1999 and 2000

       Under the Liberty Agreement, Liberty must distribute any new products that the Company chooses to distribute through their channels unless Liberty has a pre-existing non compete provision with another vendor. In July 1999, the Company and Liberty modified their master distribution agreement to permit the Company to sell its products directly to supermarket chains that do not buy through distributors in the New England and West Coast regions. The contract expired on December 31, 1999 with automatic renewals scheduled on a year-to-year basis. Subsequent to the year ended March 31, 2000, the Company and Liberty mutually agreed to terminate the distribution agreement as of May 31, 2000. According to the agreement, Liberty will cease representing the Company and the Company will reimburse Liberty for all salable inventories remaining at Liberty's warehouse. The Company will also pay to Liberty the balance of Liberty's approximate earnings from the distribution agreement through the calendar year 2000.

       Starting June 1, 2000, the Company has retained Napa Valley Kitchens to provide services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and marketing support. All promotions and slotting presentations are subject to the Company's approval.




                                       18                            (Continued)