Form 10QSB
period 2000-06-30
ANNIES HOMEGROWN INC
filed 2000-08-14
CIK 890818

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

As of July 31, 2000, there were 1,000,000 shares of the Issuer's Series A Convertible Preferred Stock, $2.00 par value and 4,709,768 shares of the issuer's Common Stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

================================================================================

                             ANNIE'S HOMEGROWN INC.

                                      Index

                                                                   Page No.
                                                                   -------
                          Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheet as of
         June 30, 2000 (unaudited)                                     3

     Consolidated Statements of Operations for the Three
         Months Ended June 30, 1999 and 2000 (unaudited)               4

     Consolidated Statements of Cash Flows for the
         Three Months Ended June 30, 1999 and 2000 (unaudited)         5

     Notes to Consolidated Financial Statements (unaudited)            6-7

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               7-10


                            Part II Other Information


Item 6. Exhibits and Reports on Form 8-K                               10

        Signatures                                                     10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             ANNIE'S HOMEGROWN INC.
                           Consolidated Balance Sheet
                                    Unaudited
                                 June 30, 2000
                                 -------------

                                     Assets

     Current assets
         Cash and cash equivalents                               $   98,765
         Accounts receivable                                        699,532
         Inventory                                                1,122,458
         Other current assets                                           500
                                                                 ----------
              Total current assets                                1,921,255

     Office equipment                                               231,973
     Accumulated depreciation                                     (127,964)
                                                                 ----------
     Office equipment, net                                          104,009

     Goodwill, net of amortization                                  295,001
                                                                 ----------
     Other assets                                                   153,721
                                                                 ----------
              Total assets                                       $2,473,986
                                                                 ==========

                      Liabilities and Stockholders' Equity

     Current liabilities
         Notes payable                                           $    8,600
         Accounts payable, trade                                    636,149
         Accrued expenses                                            76,734
                                                                 ----------
              Total current liabilities                             721,483

     Commitments

     Stockholders' equity
         Series A convertible preferred stock, $2.00 par value    2,000,000
           Authorized 1,000,000 shares
           issued and outstanding 1,000,000 shares
         Common stock, $.001 par value                                4,882
           Authorized 10,000,000 shares
           issued 4,881,674 shares
         Additional paid in capital                               2,712,272
         Accumulated deficit                                    (2,093,417)
         Notes receivable stockholders                            (440,292)
         Treasury stock, 171,906 common shares at cost            (200,000)
         Deferred compensation                                    (230,942)
                                                                 ----------

              Total stockholders' equity                          1,752,503
                                                                 ----------
              Total liabilities and stockholders' equity         $2,473,986
                                                                 ==========

                             ANNIE'S HOMEGROWN INC.
                      Consolidated Statements of Operations
                                    Unaudited

                                                          Three months ended
                                                               June 30,
                                                               --------
                                                         1999            2000
                                                     -----------      -----------
Net sales                                            $ 2,062,879      $ 2,079,752

Cost of sales                                          1,186,653        1,131,239
                                                     -----------      -----------
         Gross profit                                    876,226          948,513

Operating expenses:
      Selling                                            581,699          754,966
      General and administrative                         348,295          373,136
      Slotting fees                                       36,713           95,834
      Stock compensation to employees                       --             15,396
                                                     -----------      -----------
         Total operating expenses                        966,707        1,239,332
                                                     -----------      -----------

         Operating income (loss)                         (90,481)        (290,819)

Other income (expense):
      Interest expense and other charges                 (53,461)          (5,305)
      Interest and other income                            2,639           20,961
      Gain on sale of Raw Material Food Company           62,121             --
                                                     -----------      -----------
         Other income (expense)                           11,299           15,656
                                                     -----------      -----------

         Income (loss) before income tax expense         (79,182)        (275,163)

Income tax expense                                          --               --
                                                     -----------      -----------
         Net income (loss)                           $   (79,182)     $  (275,163)
                                                     ===========      ===========

Weighted average common shares outstanding (in 000's):
         Basic                                             4,705            4,710
         Diluted                                           4,705            4,710

Net income (loss) per share:
         Basic                                              (.02)            (.06)
         Diluted                                            (.02)            (.06)

                             ANNIE'S HOMEGROWN INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                           Three months ended
                                                                                 June 30,
                                                                                -----------
                                                                             1999          2000
                                                                          ---------      ---------
Cash flows from operating activities:
    Net income (loss)                                                     $ (79,182)     $(275,163)
    Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
        Depreciation and amortization                                        12,000         18,000
        Gain on sale of Raw Materials Food Company                          (62,121)          --
        Stock compensation to employees                                        --           15,396
        Changes in
           Accounts receivable, trade                                        (7,565)      (141,609)
           Inventory                                                        340,538        222,230
           Other assets                                                      18,230          5,836
           Note receivable, stockholders                                       --           18,121
           Accounts payable, trade                                           11,974        (63,116)
           Accrued expenses                                                 (34,503)      (128,653)
           Advances from distributor                                          5,171           --
           Due to employees                                                  (1,566)          --
                                                                          ---------      ---------
                  Net cash (used in) provided by operating activities       202,976       (328,958)

Cash flows from investing activities:
    Acquisition of Tamarind Tree brand                                       (5,217)        (6,157)
    Purchases of equipment                                                   (6,169)       (27,623)
                                                                          ---------      ---------
                  Net cash (used in) investing activities                   (11,386)       (33,780)

Cash flows from financing activities:
    Net borrowings (payments) on line of credit                            (152,697)         8,600
    Payments on term loan                                                   (45,000)          --
                                                                          ---------      ---------
                  Net cash (used in) provided by financing activities      (197,697)         8,600

Net (decrease) increase in cash and cash equivalents                         (6,107)      (354,138)
Cash and cash equivalents, beginning of period                               46,625        452,903
                                                                          ---------      ---------
Cash and cash equivalents, end of period                                  $  40,518      $  98,765
                                                                          =========      =========
Supplemental disclosure of cash flow information
Cash paid for interest                                                    $  57,139      $     130
                                                                          =========      =========
Cash paid for income taxes                                                $    --        $    --
                                                                          =========      =========

ANNIE'S HOMEGROWN INC. NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2000, its results of operations for the three month periods ended June 30, 1999 and 2000, and its cash flows for the three month periods ended June 30, 1999 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, on file with the Securities and Exchange Commission.

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

The Company recognized a gain of $62,121 on the aforementioned sale of the common stock of RMFC, which represents the amount by which the fair value of the 30,000 shares of Annie's Homegrown, Inc. exceeds the net assets sold. The Company deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as cash flows from RMFC's operating activities are sufficient to fund the repayment of the note. At June 30, 2000, the balance of the note receivable is $55,970.

NOTE 3 - EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted income/(loss) per common share of the Company's reported net income/(loss) is as follows (in thousands except per share data):


Three Months Ended June 30, 1999      Net Loss   Weighted Average Shares  Per Share Data
--------------------------------
Basic loss per common share             $(79)             4,705               $(.02)
Stock options                            ---               ---                  ---
Diluted loss per common share           $(79)             4,705*              $(.02)

*For the quarter ended June 30, 1999, stock options for shares of common stock totaling 120 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

Three Months Ended June 30, 2000      Net Loss   Weighted Average Shares  Per Share Data
--------------------------------
Basic loss per common share            $(275)             4,710               $(.06)
Conversion of Preferred Stock            ---                ---                 ---
Stock options                            ---                ---                 ---
Diluted loss per common share          $(275)             4,710*              $(.06)

*For the quarter ended June 30, 2000, stock options for shares of common stock totaling 71 thousand were outstanding and 1 million shares of convertible preferred stock were not included in the calculation of diluted income per common share because the effect was anti-dilutive.

NOTE 5 - LINE OF CREDIT

On May 4, 2000, the Company entered into a $250,000 line of credit with a bank that is secured by all of the assets of the Company. The line provides for interest at prime plus 1%. The balance borrowed on the line at June 30, 2000 is $8,600 leaving $241,400 remaining open on the line of credit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                                    OVERVIEW

Annie's Homegrown Inc. sells premium totally natural products to the natural food, specialty food and supermarket trades. The pasta products include ten macaroni and cheese dinners under the Annie's brand name, four canned pasta meals, and five Annie's Pasta Meals that combine different pasta shapes with five sauce recipes. The Company, from its Tamarind Tree acquisition, sells eight different heat and serve vegetarian food entrees in the Indian cuisine tradition. The Company also has agreements with specialty retailers to provide private label house brands.

The Company's products are sold to natural and specialty food stores and supermarket chains either via distributors or directly to supermarket chains in the New England and West coast regions. The Company maintains public warehouses to fulfill orders.

                           FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in Item 2., Management's Discussion and Analysis, relating to the sufficiency of funds for the Company's working capital requirements during 2000 and the Company's expectation that future cash flow will continue to be provided from operations are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to: (i) competitive factors in the market place; (ii) relative mix of sales through distributors and direct to supermarkets; (iii) fluctuation in quarterly and annual operating results due to seasonality (e.g. macaroni and cheese is consumed mostly during colder months of the year) and based on the Company's promotional schedule; (iv) dependence on key personnel;
(v) availability and cost of capital; (vi) consumers' tastes and preferences on current products as well as acceptance of new product introductions; and (vii) general economic conditions, among others. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-KSB for the year ended March 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET SALES. Net sales increased by $16,873 or 0.82% from $2,062,879 in 1999 to $2,079,752 in 2000. The net sales increase was the result of an increase in organic macaroni and cheese sales and organic private label sales offset by a decline in Tamarind Tree sales and sales from Raw Materials Food Company in 1999 but not 2000.

GROSS PROFIT. As a percentage of net sales, gross profit increased from 42.48% in 1999 to 45.61% in 2000. This increase was a result of the product mix as well as lower raw material costs offset by Raw Materials Food Company gross profit contribution in 1999 but not 2000.

SELLING EXPENSES. Selling expenses increased by $173,267 or 29.79% from $581,699 in 1999 to $754,966 in 2000 and increased as a percentage of net sales from 28.20% in 1999 to 36.30% in 2000. The selling expense increase was the result of the termination fee for terminating the Liberty Richter distribution agreement as of May 31, 2000 and higher freight costs due to increased freight rates and changes of location of our public warehouses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $24,841 or 7.13% from $348,295 in 1999 to $373,136 in 2000 and increased as a percentage of net sales from 16.88% in 1999 to 17.94% in 2000. The increase in general and administrative expenses is a result of the termination fee for terminating the Liberty Richter distribution agreement as of May 31, 2000 offset by lower payroll and related costs and a reduction in professional fees relating to having an investment banker in 1999 but not in 2000.

SLOTTING FEES. Slotting expenses increased by $59,121 or 161.04% from $36,713 in 1999 to $95,834 in 2000, and increased as a percentage of net sales from 1.78% in 1999 to 4.61% in 2000. According to the Company's plan, slotting fees were spent to expand the Company's product lines into existing markets as well as distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges decreased by $48,156 from $53,461 in 1999 to $5,305 in 2000 and decreased as a percentage of sales from 2.59% in 1999 to 0.26% in 2000. The decrease in interest expense and other charges is the result of lower borrowings under the Line of Credit.

INTEREST AND OTHER INCOME. Interest and other income increased by $18,322 from $2,639 in 1999 to $20,961 in 2000 and increased as a percentage of sales from 0.13% in 1999 to 1.01% in 2000. The increase was a result of recognizing interest income on notes receivable from stockholders and recognizing income relating to cash repayments on the RMFC note receivable.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through a public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At June 30, 2000, the Company had a working capital surplus of $1,199,772, which is a decrease of $260,665 from a working capital surplus of $1,460,437 at March 31, 2000. The decrease in the working capital was attributable to funding the losses for the quarter.

The Company and Liberty Richter mutually agreed to terminate the distribution agreement as of May 31, 2000. According to the agreement, Liberty ceased representing the Company at that time and the Company reimbursed Liberty for all salable inventories that were remaining at Liberty's warehouse. The Company will also pay to Liberty the balance of Liberty's approximate earnings from the distribution agreement as if it continued through December 2000.

Net cash used by operating activities for the three months ended June 30, 2000 was $328,958 resulting primarily from a net loss and a decrease in inventory offset by an increase in accounts receivable, a decrease in accounts payable and a decrease in accrued expenses.

Net cash used in investing activities consisted of capital expenditures totaling $33,780, which related to additional purchase price in the form of the ongoing royalty in connection with the purchase of the Tamarind Tree brand and the purchase of office equipment.

On December 2, 1999, Homegrown Holdings Corp., now know as Homegrown Natural Foods, Inc., a corporation that was previously unaffiliated with the Company ("Homegrown Natural"), purchased one million shares of Series A Convertible Preferred Stock for $2 million. The Series A Convertible Preferred Stock, in the aggregate, has voting rights equivalent to one million shares of Common Stock. The Series A Convertible Preferred Stock carries the rights to be converted into an equal number of shares of Common Stock and participates in dividends at the same rate as the Common Stock.

In connection with the transaction, the Company also executed a $1 million five-year promissory note in favor of Homegrown Natural, with interest at the rate of 9% per annum, and provided a five-year warrant to purchase 1,500,000 shares of the Company's Common Stock with an exercise price ranging from $2.00 per share to $4.00 per share, varying over time. The promissory note will be subordinated to any bank debt or institutional lenders that may now or hereafter exist. The warrant was independently valued at $372,000. Total costs incurred by the Company for this transaction were approximately $197,000. The costs were allocated between the debt and equity based on their respective fair values. The promissory note and the warrant are currently being held in escrow pursuant to an Escrow Agreement pending the Company's receipt of the loan proceeds from Homegrown Natural. The note is expected to be funded by the end of August 2000 though we can give no assurance that this will be the case.

The Company's strategy is to continue to expand its supermarket distribution nationally in addition to developing new and unique all natural and organic food products to sell to its existing customer base.

The Company anticipates that the funds available from the sale of Preferred Stock, the Term Loan from Homegrown Natural. together with funds generated from operations, will be sufficient to meet its liquidity needs for the next twelve months. However, the Company could need additional capital in the future and a new line of credit to fully implement its aforementioned business strategy. If such capital is unavailable either because of general market conditions or the results of the Company's operations, the Company will have to continue to scale back either its investments in new products, or its national supermarket expansion, or both.

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

In March 2000, Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, was issued. The interpretation clarifies, among other things, the application of APB Opinion No. 25 for certain issues, including: (i) the definition of an employee; (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan; (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (iv) the accounting for an exchange of stock compensation awards in a business combination. This interpretation generally is effective July 1, 2000, but certain conclusions in the interpretation were effective for specific events that occurred after either December 15, 1998, or January 12, 2000. We do not expect this interpretation to have a material impact on its financial condition or its results of operations.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     Exhibit Number
     --------------
          27                                          Financial Data Schedule

(b) Reports on Form 8-K.

     No reports were filed on Form 8-k during the quarter for which this report is being filed.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Annie's Homegrown Inc.
                                      ----------------------
                                           (Registrant)


Date:  August 11, 2000                /s/Paul B. Nardone
                                      ----------------------------
                                       Paul B. Nardone
                                       President and Chief Executive Officer


Date:  August 11, 2000                /s/Neil Raiff
                                      ----------------------------
                                       Neil Raiff
                                       Chief Financial Officer & Treasurer