Form 10QSB
period 2000-09-30
ANNIES HOMEGROWN INC
filed 2000-11-09
CIK 890818

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

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

                                 395 Main Street
                               Wakefield, MA 01880
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                  781-224-1172
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                      NONE
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X           No
    ---             ---

As of October 31, 2000, there were 1,000,000 shares of the Issuer's Series A Convertible Preferred Stock, $2.00 par value and 4,709,768 shares of the issuer's Common Stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes        No  X
                                                                  ---       ---

================================================================================

                             ANNIE'S HOMEGROWN INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

                          Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Balance Sheet as of
         September 30, 2000 (unaudited)                                     3

     Consolidated Statements of Operations for the Three and
         Six Months Ended September 30, 1999 and 2000 (unaudited)           4

     Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 1999 and 2000 (unaudited)           5

     Notes to Consolidated Financial Statements                             6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION                                 7-10


                            Part II Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    11

         Signatures                                                         11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             ANNIE'S HOMEGROWN INC.
                           Consolidated Balance Sheet
                                    Unaudited
                               September 30, 2000
                               ------------------

                                     Assets

Current assets
    Cash and cash equivalents                                       $   220,008
    Accounts receivable                                               1,607,066
    Inventory                                                         1,170,129
    Other current assets                                                 14,788
                                                                    -----------
         Total current assets                                         3,011,991

Office equipment, plates and dies                                       245,132
Accumulated depreciation                                               (138,464)
                                                                    -----------
Office equipment, plates and dies, net                                  106,668

Goodwill, net of amortization                                           296,406
Note receivable, net of deferred gain                                      --
Other assets                                                            152,394
                                                                    -----------
         Total assets                                               $ 3,567,459
                                                                    ===========
                 Liabilities and Stockholders' Equity

Current liabilities
    Notes payable                                                   $   225,000
    Accounts payable, trade                                           1,147,555
    Accrued expenses                                                    134,652
                                                                    -----------
         Total current liabilities                                    1,507,207

Commitments

Stockholders' equity
    Series A convertible preferred stock, $2.00 par value             2,000,000
      Authorized 1,000,000 shares
      issued and outstanding 1,000,000 shares
    Common stock, $.001 par value                                         4,882
      Authorized 10,000,000 shares
      issued 4,881,674 shares
    Additional paid in capital                                        2,712,272
    Accumulated deficit                                              (1,814,795)
    Notes receivable stockholders                                      (426,560)
    Treasury stock, 171,906 common shares at cost                      (200,000)
    Deferred compensation                                              (215,547)
                                                                    -----------
         Total stockholders' equity                                   2,060,252
                                                                    -----------
         Total liabilities and stockholders' equity                 $ 3,567,459
                                                                    ===========

                             ANNIE'S HOMEGROWN INC.
                      Consolidated Statements of Operations
                                    Unaudited

                                                                 Three months ended               Six months ended
                                                                   September 30,                    September 30,
                                                                   -------------                    -------------
                                                               1999             2000            1999              2000
                                                           -----------      -----------      -----------      -----------
Net sales                                                  $ 2,850,256      $ 3,522,652      $ 4,913,135      $ 5,602,405

Cost of sales                                                1,539,837        1,843,204        2,726,490        2,974,444
                                                           -----------      -----------      -----------      -----------

         Gross profit                                        1,310,419        1,679,448        2,186,645        2,627,961

Operating expenses:
      Selling                                                  828,340        1,113,627        1,410,041        1,860,301
      General and administrative                               322,289          237,837          670,582          623,715
      Slotting fees                                             19,228           64,949           55,941          160,483
      Stock compensation to employees/directors                 10,000           19,542           10,000           30,791
                                                           -----------      -----------      -----------      -----------

         Total operating expenses                            1,179,857        1,435,955        2,146,564        2,675,290
                                                           -----------      -----------      -----------      -----------

         Operating income (loss)                               130,562          243,493           40,081          (47,329)

Other income (expense):
      Interest expense and other charges                       (57,036)          (1,578)        (110,497)          (6,882)
      Interest and other income                                  3,728           36,707            6,367           57,670
      Gain on sale of Raw Material Food Company                   --               --             62,121             --
                                                           -----------      -----------      -----------      -----------

         Other income (expense)                                (53,308)          35,129          (42,009)          50,788
                                                           -----------      -----------      -----------      -----------

         Income (loss) before income tax expense                77,254          278,622           (1,928)           3,459

Income tax expense                                                --               --               --               --
                                                           -----------      -----------      -----------      -----------


         Net income (loss)                                 $    77,254      $   278,622      $    (1,928)     $     3,459
                                                           ===========      ===========      ===========      ===========




Weighted average common shares outstanding (in 000's):
         Basic                                                   4,708            4,708            4,721            4,708
         Diluted                                                 4,828            5,779            4,721            5,779


Net income (loss) per share:
         Basic                                                     .02              .06             (0.0)             0.0
         Diluted                                                   .02              .05             (0.0)             0.0

                             ANNIE'S HOMEGROWN INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                Six months ended
                                                                                  September 30,
                                                                                  -------------

                                                                              1999             2000
                                                                          -----------      -----------
Cash flows from operating activities:
    Net income (loss)                                                     $    (1,928)     $     3,459
    Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
        Depreciation and amortization                                          24,500           36,000
        Gain on sale of Raw Materials Food Company                            (62,121)            --
        Stock compensation to employees/directors                              10,000           30,791
        Changes in
           Accounts receivable, trade                                        (157,802)      (1,049,143)
           Inventory                                                          251,506          174,559
           Other assets                                                        37,616           (7,125)
           Note receivable, stockholders                                         --             31,853
           Accounts payable, trade                                            613,315          448,290
           Accrued expenses                                                    81,662          (70,735)
           Advances from distributor                                         (509,425)            --
           Due to employees                                                    (5,110)            --
                                                                          -----------      -----------
                  Net cash (used in) provided by operating activities         282,213         (402,051)

Cash flows from investing activities:
    Acquisition of Tamarind Tree brand                                        (12,040)         (15,062)
    Purchases of equipment                                                    (11,365)         (40,782)
                                                                          -----------      -----------
                  Net cash (used in) investing activities                     (23,405)         (55,844)

Cash flows from financing activities:
    Net borrowings (payments) on line of credit                              (145,953)         225,000
    Payments on term loan                                                     (90,000)            --
                                                                          -----------      -----------
                  Net cash (used in) provided by financing activities        (235,953)         225,000

Net (decrease) increase in cash and cash equivalents                           22,855         (232,895)
Cash and cash equivalents, beginning of period                                 46,625          452,903
                                                                          -----------      -----------
Cash and cash equivalents, end of period                                  $    69,480      $   220,008
                                                                          ===========      ===========

Supplemental disclosure of cash flow information
Cash paid for interest                                                    $   109,356      $     6,882
                                                                          ===========      ===========
Cash paid for income taxes                                                $      --        $      --
                                                                          ===========      ===========


ANNIE'S HOMEGROWN INC. NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2000, its results of operations for the three and six month periods ended September 30, 1999 and 2000, and its cash flows for the six month periods ended September 30, 1999 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, on file with the Securities and Exchange Commission.

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

The Company recognized a gain of $62,121 on the aforementioned sale of the common stock of RMFC, which represents the amount by which the fair value of the 30,000 shares of Annie's Homegrown Inc. exceeds the net assets sold. The Company deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as cash flows from RMFC's operating activities are sufficient to fund the repayment of the note. At September 30, 2000, the balance of the note receivable is $58,067.

NOTE 3 - EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted income/(loss) per common share of the Company's reported net income/(loss) is as follows (in thousands except per share data):

Three Months Ended Sept. 30, 1999        Net Income        Weighted Average Shares       Per Share Data
---------------------------------
Basic income per common share               $  77                    4,708                    $ .02
Stock options                                 --                       120                      --
Diluted income per common share             $  77                    4,828                    $ .02


Three Months Ended Sept. 30, 2000        Net Income        Weighted Average Shares       Per Share Data
---------------------------------
Basic income per common share               $ 279                    4,708                    $ .06
Conversion of Preferred Stock                 --                     1,000                      --
Stock options                                 --                        71                      --
Diluted income per common share             $ 279                    5,779                    $ .05

Six Months Ended Sept. 30, 1999           Net Loss         Weighted Average Shares       Per Share Data
-------------------------------
Basic loss per common share                 $  (2)                   4,721                    $(0.0)
Stock options                                 --                       --                       --
Diluted loss per common share               $  (2)                   4,721*                   $(0.0)

*For the six months ended September 30, 1999, stock options for shares of common stock totaling 120 thousand were outstanding but were not included in the calculation of diluted loss per common share because the effect was anti-dilutive.

Six Months Ended Sept 30, 2000           Net Income        Weighted Average Share        Per Share Data
------------------------------
Basic income per common share               $   3                    4,708                    $ 0.0
Conversion of Preferred Stock                 --                     1,000                      --
Stock options                                 --                        71                      --
Diluted income per common share             $   3                    5,779                    $ 0.0

NOTE 4 - LINE OF CREDIT

On May 4, 2000, the Company entered into a $250,000 line of credit with a bank that was secured by all of the assets of the Company. The balance borrowed on the line at September 30, 2000 is $225,000 leaving $25,000 remaining open on the line of credit. On November 3, 2000, the Company entered into a $1,000,000 line of credit with a different bank replacing the previous $250,000 line of credit. The new line of credit provides for interest at prime rate plus 1%. The new line of credit is secured by all of the assets of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                                    OVERVIEW

Annie's Homegrown Inc. ("Company") sells premium totally natural and organic products to the natural food, specialty food and supermarket trades. The pasta products include ten macaroni and cheese dinners under the Annie's brand name, four canned pasta meals, and five Annie's Pasta Meals that combine different pasta shapes with five sauce recipes. The Company, from its Tamarind Tree acquisition, sells eight different heat and serve vegetarian food entrees in the Indian cuisine tradition. The Company also has agreements with specialty retailers to provide private label house brands.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 2000

NET SALES. Net sales increased by $689,270 or 14.03% from $4,913,135 in 1999 to $5,602,405 in 2000. The net sales increase was the result of increases in continuing product sales (3.74%), Tamarind Tree sales (0.41%) and new products (9.88%), which includes new club store business and new microwavable single servings.

GROSS PROFIT. As a percentage of net sales, gross profit increased from 44.51% in 1999 to 46.91% in 2000. This increase was a result of the product mix as well as lower raw material costs.

SELLING EXPENSES. Selling expenses increased by $450,260 or 31.93% from $1,410,041 in 1999 to $1,860,301 in 2000 and increased as a percentage of net sales from 28.70% in 1999 to 33.21% in 2000. The increase in selling expenses as a percentage of net sales reflected promotions on continuing product sales, promotions on new product introductions and higher freight costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $46,867 or 6.99% from $670,582 in 1999 to $623,715 in 2000 and decreased as a percentage of net sales from 13.65% in 1999 to 11.13% in 2000. The decrease in general and administrative expenses is a result of lower payroll and related costs and a reduction in professional fees relating to having an investment banker in 1999 but not in 2000 offset by higher graphic costs relating to new products and the termination fee for terminating the Liberty Richter distribution agreement as of May 31, 2000.

SLOTTING FEES. Slotting expenses increased by $104,542 or 186.88% from $55,941 in 1999 to $160,483 in 2000, and increased as a percentage of net sales from 1.14% in 1999 to 2.86% in 2000. According to the Company's plan, slotting fees were spent to expand the Company's product lines into existing markets as well as distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges decreased by $103,615 from $110,497 in 1999 to $6,882 in 2000 and decreased as a percentage of sales from 2.25% in 1999 to 0.12% in 2000. The decrease in interest expense and other charges is the result of lower borrowings under the Line of Credit.

INTEREST AND OTHER INCOME. Interest and other income increased by $51,303 from $6,367 in 1999 to $57,670 in 2000 and increased as a percentage of sales from 0.13% in 1999 to 1.03% in 2000. The increase was a result of recognizing interest income on notes receivable from stockholders, recognizing income relating to cash repayments on the RMFC note receivable and recognizing income from coupon inserts.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES. Net sales increased by $672,396 or 23.59% from $2,850,256 in 1999 to $3,522,652 in 2000. The net sales increase was the result of increases in continuing product sales (8.76%), Tamarind Tree sales (1.70%) and new products (13.13%), which includes new club store business and new microwavable single servings.

GROSS PROFIT. As a percentage of net sales, gross profit increased from 45.98% in 1999 to 47.68% in 2000. This increase was a result of the product mix as well as lower raw material costs.

SELLING EXPENSES. Selling expenses increased by $285,287 or 34.44% from $828,340 in 1999 to $1,113,627 in 2000 and increased as a percentage of net sales from 29.06% in 1999 to 31.61% in 2000. The increase in selling expenses as a percentage of net sales reflected promotions on continuing product sales, promotions on new product introductions and higher freight costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $84,452 or 26.20% from $322,289 in 1999 to $237,837 in 2000 and decreased as a percentage of net sales from 11.31% in 1999 to 6.75% in 2000. The decrease in general and administrative expenses is a result of lower payroll and related costs, a reduction in professional fees relating to having an investment banker in 1999 but not in 2000, and terminating the Liberty Richter distribution agreement as of May 31, 2000.

SLOTTING FEES. Slotting expenses increased by $45,721 or 237.78% from $19,228 in 1999 to $64,949 in 2000, and increased as a percentage of net sales from 0.67% in 1999 to 1.84% in 2000. According to the Company's plan, slotting fees were spent to expand the Company's product lines into existing markets as well as distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges decreased by $55,458 from $57,036 in 1999 to $1,578 in 2000 and decreased as a percentage of sales from 2.00% in 1999 to 0.04% in 2000. The decrease in interest expense and other charges is the result of lower borrowings under the Line of Credit.

INTEREST AND OTHER INCOME. Interest and other income increased by $32,979 from $3,728 in 1999 to $36,707 in 2000 and increased as a percentage of sales from 0.13% in 1999 to 1.04% in 2000. The increase was a result of recognizing interest income on notes receivable from stockholders, recognizing income relating to cash repayments on the RMFC note receivable and recognizing income from coupon inserts.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through a public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At September 30, 2000, the Company had a working capital surplus of $1,504,784, which is an increase of $44,347 from a working capital surplus of $1,460,437 at March 31, 2000. The increase in the working capital was attributable to an increase in accounts receivable offset by an increase in accounts payable and the line of credit.

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

Net cash used by operating activities for the six months ended September 30, 2000 was $402,051 resulting primarily from an increase in accounts receivable offset by a decrease in inventory and an increase in accounts payable.

Net cash used in investing activities consisted of capital expenditures totaling $55,844, which related to additional purchase price in the form of the ongoing royalty in connection with the purchase of the Tamarind Tree brand and the purchase of office equipment.

On December 2, 1999, Homegrown Holdings Corp., now known as Homegrown Natural Foods, Inc., a corporation that was previously unaffiliated with the Company ("Homegrown Natural"), purchased one million shares of Series A Convertible Preferred Stock for $2 million. The Series A Convertible Preferred Stock, in the aggregate, has voting rights equivalent to one million shares of Common Stock. The Series A Convertible Preferred Stock carries the rights to be converted into an equal number of shares of Common Stock and participates in dividends at the same rate as the Common Stock.

In connection with the transaction, the Company also executed a $1 million five-year promissory note in favor of Homegrown Natural, with interest at the rate of 9% per annum, and provided a five-year warrant to purchase 1,500,000 shares of the Company's Common Stock with an exercise price ranging from $2.00 per share to $4.00 per share, varying over time. The promissory note would be subordinated to any bank debt or institutional lenders that may now or hereafter exist. The warrant was independently valued at $372,000. Total costs incurred by the Company for this transaction were approximately $197,000. The costs were allocated between the debt and equity based on their respective fair values. The promissory note and the warrant were being held in escrow pursuant to an Escrow Agreement pending the Company's receipt of the loan proceeds from Homegrown Natural. The loan was never funded by Homegrown Natural and on October 16, 2000, the Company and Homegrown Natural signed an amendment to the investment agreement terminating the note and the related warrants.

The Company replaced the contemplated Homegrown Natural note and the $250,000 line of credit with a new line of credit for $1,000,000 with a bank on November 3, 2000. The line calls for an interest rate of the bank's prime rate plus 1% and is secured by all the assets of the Company.

The Company's strategy is to continue to expand its supermarket distribution nationally in addition to developing new and unique all natural and organic food products to sell to its existing customer base.

The Company anticipates that the funds available from the line of credit together with funds generated from operations will be sufficient to meet its liquidity needs for the next twelve months. However, the Company could need additional capital in the future and a new line of credit to fully implement its aforementioned business strategy. If such capital is unavailable either because of general market conditions or the results of the Company's operations, the Company will have to scale back either its investments in new products, or its national supermarket expansion, or both.

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

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     Exhibit Number
     --------------

         10.65 Third Amendment to Employment Agreement by and between Paul B. Nardone and Annie's Homegrown Inc. dated August 16, 2000

         10.66 Amendment to the Investment and Stock Purchase Agreement between Homegrown Holdings Corp. and Annie's Homegrown Inc. dated October 16, 2000

         10.67 $1,000,000 Revolving Demand Note between Warren Five Cents Savings Bank and Annie's Homegrown Inc. dated November 3, 2000

         10.68 Loan and Security Agreement between Warren Five Cents Savings Bank and Annie's Homegrown Inc. dated November 3, 2000

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



                                         Annie's Homegrown Inc.
                                         ----------------------
                                             (Registrant)


Date:  November 10, 2000                 /s/ Paul B. Nardone
                                         ---------------------------------
                                         Paul B. Nardone
                                         President and Chief Executive Officer


Date:  November 10, 2000                 /s/ Neil Raiff
                                         ----------------------------
                                         Neil Raiff
                                         Chief Financial Officer & Treasurer