Form 10QSB/A
period 2000-09-30
ANNIES HOMEGROWN INC
filed 2000-11-09
CIK 890818

================================================================================

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



                                         Annie's Homegrown Inc.
                                         ----------------------
                                             (Registrant)


Date:  November 9, 2000                  /s/ Paul B. Nardone
                                         ---------------------------------
                                         Paul B. Nardone
                                         President and Chief Executive Officer


Date:  November 9, 2000                  /s/ Neil Raiff
                                         ----------------------------
                                         Neil Raiff
                                         Chief Financial Officer & Treasurer