Form 10QSB
period 2000-12-31
ANNIES HOMEGROWN INC
filed 2001-02-13
CIK 890818

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 2000

  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ____________ to ____________

                       Commission file number: 33-93982-LA


                             ANNIE'S HOMEGROWN, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                       06-1258214
     -----------------------                         -----------------------
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

As of January 31, 2001, there were 1,000,000 shares of the Issuer's Series A Convertible Preferred Stock, $2.00 par value and 4,709,768 shares of the issuer's Common Stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  X      No
                                                                ---        ---

================================================================================

                             ANNIE'S HOMEGROWN, INC.

                                      INDEX



                                                                        Page No.
                                                                        --------
                          Part I. Financial Information


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Balance Sheet as of December 31, 2000 (unaudited)        3

         Consolidated Statements of Operations for the Three and
            Nine Months Ended December 31, 1999 and 2000 (unaudited)           4

         Consolidated Statements of Cash Flows for the Nine Months
            Ended December 31, 1999 and 2000 (unaudited)                       5

         Notes to Consolidated Financial Statements                          6-7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          7-11




                           Part II. Other Information


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     11

         Signatures                                                           12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                             ANNIE'S HOMEGROWN, INC.
                           Consolidated Balance Sheet
                                    Unaudited
                                December 31, 2000
                                -----------------

                                     ASSETS
Current assets
    Cash and cash equivalents                                       $     2,032
    Accounts receivable                                               1,587,995
    Inventory                                                         1,804,257
    Other current assets                                                 35,070
                                                                    -----------
         Total current assets                                         3,429,354

Office equipment, plates and dies                                       278,135
Accumulated depreciation                                               (148,964)
                                                                    -----------
Office equipment, plates and dies, net                                  129,171

Goodwill, net of amortization                                           298,622
Note receivable, net of deferred gain                                      --
Other assets                                                            151,077
                                                                    -----------
         Total assets                                               $ 4,008,224
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable                                                   $   342,762
    Accounts payable, trade                                           1,375,783
    Accrued expenses                                                    142,507
                                                                    -----------
         Total current liabilities                                    1,861,052

Commitments

Stockholders' equity
    Series A convertible preferred stock, $2.00 par value             2,000,000
       Authorized 1,000,000 shares
       issued and outstanding 1,000,000 shares                            4,882
    Common stock, $.001 par value
       Authorized 10,000,000 shares
       issued 4,881,674 shares
    Additional paid in capital                                        2,712,272
    Accumulated deficit                                              (1,784,927)
    Notes receivable stockholders                                      (384,904)
    Treasury stock, 171,906 common shares at cost                      (200,000)
    Deferred compensation                                              (200,151)
                                                                    -----------
         Total stockholders' equity                                   2,147,172
                                                                    -----------
         Total liabilities and stockholders' equity                 $ 4,008,224
                                                                    ===========

                             ANNIE'S HOMEGROWN, INC.

                      Consolidated Statements of Operations
                                    Unaudited


                                                              Three months ended                 Nine months ended
                                                                 December  31,                      December 31,
                                                                 -------------                      ------------

                                                             1999             2000              1999              2000
                                                          ----------       ----------        ----------        ----------

Net sales                                                 $2,021,968       $3,513,340        $6,935,103        $9,115,745

Cost of sales                                              1,083,019        1,877,611         3,809,509         4,852,054
                                                           ---------        ---------         ---------         ---------
         Gross profit                                        938,949        1,635,729         3,125,594         4,263,691

Operating expenses:
      Selling (excludes stock compensation to employees)     533,507        1,197,778         1,943,547         3,058,081
      General and administrative (excludes stock
         compensation to employees/directors)                247,252          335,353           917,834           959,064
      Slotting fees                                           27,166           68,664            83,107           229,148
      Stock compensation to employees/directors               19,900           15,396            29,900            46,187
                                                          ----------        ---------         ---------         ---------
         Total operating expenses                            827,825        1,617,191         2,974,388         4,292,480
                                                          ----------        ---------         ---------         ---------
         Operating income (loss)                             111,124           18,538           151,206           (28,789)

Other income (expense):
      Interest expense and other charges                     (81,683)          (8,163)         (197,810)          (15,045)
      Interest and other income                               32,695           19,492            44,692            77,161
      Gain on sale of Raw Material Food Company                 ----             ----            62,121              ----
                                                           ---------        ---------         ---------         ---------
         Other income (expense)                              (48,988)          11,329           (90,997)           62,116
                                                           ---------        ---------         ---------         ---------
         Income before income tax expense                     62,136           29,867            60,209            33,327
                                                           ---------        ---------         ---------         ---------
Income tax expense                                              ----             ----              ----              ----
                                                           ---------        ---------         ---------         ---------

         Net income                                         $ 62,136         $ 29,867          $ 60,209          $ 33,327
                                                            ========         ========          ========          ========

Weighted average common shares
   outstanding (in 000's):
         Basic                                                 4,710            4,786             4,717             4,769
         Diluted                                               5,720            5,795             5,727             5,772

Net income per share:
         Basic                                                   .01              .01               .01               .01

         Diluted                                                 .01              .01               .01               .01


                             ANNIE'S HOMEGROWN, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                               Nine months ended
                                                                  December 31,
                                                                  ------------
                                                             1999             2000
                                                          ----------       ----------
Cash flows from operating activities:

      Net income                                            $ 60,209         $ 33,327

      Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization                        39,500           54,000
         Gain on sale of Raw Materials Food Company          (62,121)            ----
         Stock compensation to employees/directors            29,900           46,187
         Changes in
           Accounts receivable, trade                        (93,739)      (1,030,072)
           Inventory                                         216,568         (459,569)
           Other assets                                       29,307          (26,090)
           Note receivable, stockholders                        ----           73,509
           Accounts payable, trade                           (52,960)         676,518
           Accrued expenses                                   31,724          (62,880)
           Advances from distributor                         (47,024)            ----
           Due to employees                                   (5,110)            ----
                                                          ----------       ----------
              Net cash (used in) provided by
                operating activities                         146,254         (695,070)

Cash flows from investing activities:
      Acquisition of Tamarind Tree brand                     (23,624)         (24,778)
      Purchases of equipment                                 (18,709)         (73,785)
                                                          ----------       ----------
              Net cash (used in) investing activities        (42,333)         (98,563)

Cash flows from financing activities:
      Net proceeds from issuance of preferred stock        1,850,330             ----
      Net borrowings (payments) on line of credit           (628,269)         342,762
      Payments on term loan                                 (210,000)            ----
                                                          ----------       ----------
              Net cash (used in) provided by
                financing activities                       1,012,061          342,762

Net (decrease) increase in cash and cash equivalents       1,115,982         (450,871)
Cash and cash equivalents, beginning of period                46,625          452,903
                                                          ----------       ----------
Cash and cash equivalents, end of period                  $1,162,607       $    2,032
                                                          ==========       ==========

Supplemental disclosure of cash flow information
Cash paid for interest                                    $  205,542       $   15,045
                                                          ==========       ==========
Cash paid for income taxes                                $     ----       $     ----
                                                          ==========       ==========

ANNIE'S HOMEGROWN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-- BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31, 2000, its results of operations for the three and nine month periods ended December 31, 1999 and 2000, and its cash flows for the nine month periods ended December 31, 1999 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000, on file with the Securities and Exchange Commission.

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

The Company recognized a gain of $62,121 on the aforementioned sale of the common stock of RMFC, which represents the amount by which the fair value of the 30,000 shares of Annie's Homegrown, Inc. exceeds the net assets sold. The Company deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as cash flows from RMFC's operating activities are sufficient to fund the repayment of the note. For the nine months ended December 31, 2000, the Company recognized $14,549 in other income relating to cash repayments on the note receivable. At December 31, 2000, the balance of the note receivable is $48,183.

NOTE 3-- EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted income/(loss) per common share of the Company's reported net income/(loss) is as follows (in thousands except per share data):

Three Months Ended Dec 31, 1999          Net Income       Weighted Average Shares      Per Share Data
-------------------------------
Basic income per common share               $ 62                   4,710                     $ .01
Conversion of Preferred Stock                ---                   1,000                       ---
Stock options                                ---                      10                       ---
Diluted income per common share             $ 62                   5,720*                    $ .01

* For the quarter ended December 31, 1999, stock options for shares of common stock totaling 80 thousand shares were outstanding but were not included in the calculation of diluted income per common share because the effect was anti-dilutive.


Three Months Ended Dec. 31, 2000         Net Income       Weighted Average Shares      Per Share Data
--------------------------------
Basic income per common share               $ 30                   4,786                     $ .01
Conversion of Preferred Stock                ---                   1,000                       ---
Stock options                                ---                       9                       ---
Diluted income per common share             $ 30                   5,795                     $ .01


Nine Months Ended Dec. 31, 1999          Net Income       Weighted Average Shares      Per Share Data
-------------------------------
Basic loss per common share                 $ 60                   4,717                     $ .01
Conversion of Preferred Stock                ---                   1,000                       ---
Stock options                                ---                      10                       ---
Diluted loss per common share               $ 60                   5,727*                    $ .01

* For the nine months ended December 31, 1999, stock options for shares of common stock totaling 80 thousand shares were outstanding but were not included in the calculation of diluted income per common share because the effect was anti-dilutive.

Nine Months Ended Dec 31, 2000            Net Income      Weighted Average Shares       Per Share Data
------------------------------
Basic income per common share               $ 33                   4,769                     $ .01
Conversion of Preferred Stock                ---                   1,000                       ---
Stock options                                ---                       3                       ---
Diluted income per common share             $ 33                   5,772                     $ .01


NOTE 4-- LINE OF CREDIT

On May 4, 2000, the Company entered into a $250,000 line of credit with a bank that was secured by all of the assets of the Company. On November 3, 2000, the Company entered into a $1,000,000 line of credit with a different bank replacing the previous $250,000 line of credit. The new line of credit provides for interest at prime rate plus 1% (10.5% at December 31,2000). The new line of credit is secured by all of the assets of the Company. At December 31, 2000, the balance on the line of credit is $342,762 leaving $657,238 remaining available under the line of credit.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                                    OVERVIEW

Annie's Homegrown, Inc. ("Company") sells premium totally natural and organic products to the natural food, specialty food and supermarket trades. The pasta products include ten macaroni and cheese dinners under the Annie's brand name, four canned pasta meals, and five Annie's Pasta Meals that combine different pasta shapes with five sauce recipes. The Company, from its Tamarind Tree acquisition, sells eight different heat and serve vegetarian food entrees in the Indian cuisine tradition. The Company also has agreements with specialty retailers to provide private label house brands.

The Company's products are sold to natural and specialty food stores and supermarket chains either via distributors or directly to supermarket chains in the New England and West coast regions. The Company maintains public warehouses to fulfill orders.

                           FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in Item 2., Management's Discussion and Analysis, relating to the sufficiency of funds for the Company's working capital requirements during 2001 and the Company's expectation that future cash flow will continue to be provided from operations are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to: (i) competitive factors in the market place; (ii) relative mix of sales through distributors and direct to supermarkets; (iii) fluctuation in quarterly and annual operating results due to seasonality (e.g. macaroni and cheese is consumed mostly during colder months of the year) and based on the

Company's promotional schedule; (iv) dependence on key personnel; (v) availability and cost of capital; (vi) consumers' tastes and preferences on current products as well as acceptance of new product introductions; and (vii) general economic conditions, among others. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-KSB for the year ended March 31, 2000.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 2000

NET SALES. Net sales increased by $2,180,642 or 31.44% from $6,935,103 in 1999 to $9,115,745 in 2000. The net sales increase was the result of increases in continuing product sales (17.36%) from running an additional promotion in this quarter versus no promotion last year and new products (14.08%), which includes new club store business and new microwavable single servings.

GROSS PROFIT. As a percentage of net sales, gross profit increased from 45.07% in 1999 to 46.77% in 2000. The increase was a result of the product mix as well as lower raw material costs.

SELLING EXPENSES. Selling expenses increased by $1,114,534 or 57.35% from $1,943,547 in 1999 to $3,058,081 in 2000 and increased as a percentage of net sales from 28.02% in 1999 to 33.55% in 2000. The increase in selling expenses as a percentage of net sales reflected promotions on continuing product sales including an extra promotion in December, promotions on new product introductions and higher freight costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $41,230 or 4.49% from $917,834 in 1999 to $959,064 in 2000 and decreased as a percentage of net sales from 13.23% in 1999 to 10.52% in 2000. The increase in general and administrative expenses is a result of higher graphic costs relating to new products and the termination fee for terminating the Liberty Richter distribution agreement as of May 31, 2000 offset by lower payroll and related costs and a reduction in professional fees relating to having an investment banker in 1999 but not in 2000.

SLOTTING FEES. Slotting expenses increased by $146,041 or 175.73% from $83,107 in 1999 to $229,148 in 2000, and increased as a percentage of net sales from 1.20% in 1999 to 2.51% in 2000. The Company invested in slotting fees to expand product lines into existing markets as well as distribution into new markets. Slotting fees are required by most supermarkets and are expensed at the time of product introduction.

STOCK COMPENSATION. During the year ended March 31, 2000, we issued 167,734 options at an exercise price of $.01 recording a total deferred compensation expense of $327,822. This amount is being amortized over the vesting schedule of the individual options on a straight-line basis for each portion of the individual options that vest each year. Amortization of the deferred stock compensation expense for the nine months ended December 31, 2000 amounted to $46,187.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges decreased by $182,765 from $197,810 in 1999 to $15,045 in 2000 and decreased as a percentage of sales from 2.85% in 1999 to 0.16% in 2000. The decrease in interest expense and other charges is the result of lower average line of credit borrowings.

INTEREST AND OTHER INCOME. Interest and other income increased by $32,469 or 72.65% from $44,692 in 1999 to $77,161 in 2000 and increased as a percentage of sales from 0.64% in 1999 to 0.85% in 2000. The increase was a result of recognizing interest income on notes receivable from stockholders, recognizing income relating to cash repayments on the RMFC note receivable and recognizing income from coupon inserts.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

NET SALES. Net sales increased by $1,491,372 or 73.76% from $2,021,968 in 1999 to $3,513,340 in 2000. The net sales increase was the result of increases in continuing product sales (43.04%) from running an additional promotion in this quarter versus no promotion last year and new products (30.72%), which includes new club store business and new microwavable single servings.

GROSS PROFIT. As a percentage of net sales, gross profit remained relatively consistent at 46.44% in 1999 compared to 46.56% in 2000.

SELLING EXPENSES. Selling expenses increased by $664,271 or 124.51% from $533,507 in 1999 to $1,197,778 in 2000 and increased as a percentage of net sales from 26.39% in 1999 to 34.09% in 2000. The increase in selling expenses as a percentage of net sales reflected promotions on continuing product sales including an extra promotion in December, promotions on new product introductions and higher freight costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $88,101 or 35.63% from $247,252 in 1999 to $335,353 in 2000 and decreased as a percentage of net sales from 12.23% in 1999 to 9.55% in 2000. The increase in general and administrative expenses is a result of higher payroll and related costs, and higher consulting fees, offset by a reduction in professional fees relating to having an investment banker in 1999 but not in 2000 and terminating the Liberty Richter distribution agreement as of May 31, 2000.

SLOTTING FEES. Slotting expenses increased by $41,498 or 152.76% from $27,166 in 1999 to $68,664 in 2000, and increased as a percentage of net sales from 1.34% in 1999 to 1.95% in 2000. The Company invested in slotting fees to expand product lines into existing markets as well as distribution into new markets. Slotting fees are required by most supermarkets and are expensed at the time of product introduction.

STOCK COMPENSATION. During the year ended March 31, 2000, we issued 167,734 options at an exercise price of $.01 recording a total deferred compensation expense of $327,822. This amount is being amortized over the vesting schedule of the individual options on a straight-line basis for each portion of the individual options that vest each year. Amortization of the deferred stock compensation expense for the three months amounted to $15,396.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges decreased by $73,520 or 90.01% from $81,683 in 1999 to $8,163 in 2000 and decreased as a percentage of sales from 4.04% in 1999 to 0.23% in 2000. The decrease in interest expense and other charges is the result of lower borrowings under the Line of Credit.

INTEREST AND OTHER INCOME. Interest and other income decreased by $13,203 or 40.38% from $32,695 in 1999 to $19,492 in 2000 and decreased as a percentage of sales from 1.62% in 1999 to 0.55% in 2000. The decrease was a result of recognizing interest income on the restructuring of notes receivable from stockholders in 1999.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations through a public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At December 31, 2000, the Company had a working capital surplus of $1,568,302, which is an increase of $107,865 or 7.39% from a working capital surplus of $1,460,437 at March 31, 2000. The increase in the working capital was attributable to an increase in accounts receivable and inventory offset by an increase in accounts payable and the line of credit.

The Company and Liberty Richter mutually agreed to terminate the distribution agreement as of May 31, 2000. According to the agreement, Liberty ceased representing the Company at that time and the Company reimbursed Liberty for all salable inventories that were remaining at Liberty's warehouse. The Company accrued a liability to Liberty for the balance of Liberty's approximate earnings from the distribution agreement as if it continued through December 2000.

Net cash used by operating activities for the nine months ended December 31, 2000 was $695,070 resulting primarily from an increase in accounts receivable and inventory offset by an increase in accounts payable.

Net cash used in investing activities consisted of capital expenditures totaling $98,563, which related to additional purchase price in the form of the ongoing royalty in connection with the purchase of the Tamarind Tree brand and the purchase of equipment.

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

OTHER MATTERS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, (SAB 101) "Revenue Recognition". An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The adoption of SAB101 does not have a material impact on the consolidated financial statements.

In March 2000, Financial Accounting Standards Board Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, was issued. The interpretation clarifies, among other things, the application of APB Opinion No. 25 for certain issues, including: (i) the definition of an employee; (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan; (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and (iv) the accounting for an exchange of stock compensation awards in a business combination. This interpretation generally is effective July 1, 2000, but certain conclusions in the interpretation were effective for specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of this interpretation did not have a material effect on the consolidated financial statements.

In May 2000, the Financial Accounting Standards Board's Emerging Task Force
(EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including: discounts, coupons, rebates and free products. The adoption of this consensus did not have a material effect on the consolidated financial statements.


                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held a Special Meeting in Lieu of an Annual Meeting of Stockholders on November 13, 2000.

(b)  The following directors were elected at the meeting:  Ellen Ambrose, Ronald
L. Cheney, John Foraker, Richard Lemon, Michael Moone, Paul B. Nardone and Ann E. Withey.

(c)  The following matters were voted upon at the Special Meeting:

1.       Election of Directors

         NOMINEE                  VOTES FOR                  VOTES WITHELD

         Ellen Ambrose            4,803,985                      2,765
         Ronald L. Cheney         4,803,885                      2,865
         Michael Moone            4,804,035                      2,715
         Paul B. Nardone          4,803,870                      2,880
         Ann E. Withey            4,804,685                      2,065

2. Ratification of the Selection of KPMG LLP as Auditors for the Fiscal Year Ending March 31, 2001

         Votes For                Votes Against               Abstentions

         4,805,001                    550                        1,199

3. Amend the Company's Certificate of Incorporation, as amended, to Change the Name of the Corporation from "Annie's Homegrown Inc." to "Annie's Homegrown, Inc."

         Votes For                Votes Against               Abstentions

         4,470,894                      0                          0


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




                                       ANNIE'S HOMEGROWN, INC.
                                       -------------------------------------
                                              (Registrant)



Date:  February 13, 2001               /s/  Paul B. Nardone
                                       -------------------------------------
                                       Paul B. Nardone
                                       President and Chief Executive Officer




Date:  February 13, 2001               /s/  Neil Raiff
                                       -------------------------------------
                                       Neil Raiff
                                       Chief Financial Officer & Treasurer