Form 10QSB/A
period 2000-12-31
ANNIES HOMEGROWN INC
filed 2001-03-09
CIK 890818

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

(c)  The following matters were voted upon at the Special Meeting:

1.       Election of Directors

         NOMINEE                  VOTES FOR                  VOTES WITHELD

         Ellen Ambrose            4,803,985                      2,765
         Ronald L. Cheney         4,803,885                      2,865
         Michael Moone            4,804,035                      2,715
         Paul B. Nardone          4,803,870                      2,880
         Ann E. Withey            4,804,685                      2,065
         John Foraker             4,804,085                      2,665
         Richard Lemon            4,804,135                      2,615


2. Ratification of the Selection of KPMG LLP as Auditors for the Fiscal Year Ending March 31, 2001

         Votes For                Votes Against               Abstentions

         4,805,001                    550                        1,199

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




                                       ANNIE'S HOMEGROWN, INC.
                                       -------------------------------------
                                              (Registrant)



Date:  March 9, 2001                   /s/  Paul B. Nardone
                                       -------------------------------------
                                       Paul B. Nardone
                                       President and Chief Executive Officer




Date:  March 9, 2001                   /s/  Neil Raiff
                                       -------------------------------------
                                       Neil Raiff
                                       Chief Financial Officer & Treasurer