Form 10KSB40
period 2001-03-31
ANNIES HOMEGROWN INC
filed 2001-07-11
CIK 890818

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001

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

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form. [X]

The issuer's revenue for the fiscal year ended March 31, 2001 was $13,498,740. As of March 31, 2001, the aggregate market value of the Issuer's voting stock held by non-affiliates was approximately $2,323,496. The Issuer's securities are not traded on any market or exchange. The market value used for the issuer's securities is based on the Homegrown Natural Foods, Inc. transaction price of $2.00 per share, as described herein.

As of June 29, 2001, there were 1,000,000 shares of the Issuer's Series A Convertible Preferred Stock, $2.00 par value and 4,657,808 shares of the Issuer's Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

                                     PART I

ITEM 1.   BUSINESS

GENERAL

Annie's Homegrown, Inc. is engaged in the manufacture, marketing and sale of premium all natural and organic macaroni and cheese dinners, all natural pasta meals and other all natural and organic food products. We were founded in January 1989 as a Delaware corporation. Our principal executive offices are located at 395 Main Street, Wakefield, Massachusetts 01880 and our telephone number is (781) 224-1172.

We use contract packers to manufacture our products according to strict specifications, which include the recipes, ingredients, graphics and packaging for our products. Our products are sold primarily through distributors to supermarkets and natural and specialty food stores. We also manufacture private label macaroni and cheese house brands for retailers. In the natural food stores, our original products are distributed nationally along with the new products being introduced on a national scale. In the supermarkets, we continue to expand into the Mid Atlantic, Rocky Mountain and Central U.S. markets with both existing products as well as new products. Our strategy is to expand our supermarket distribution nationally in addition to developing new and unique all natural and organic food products to sell to our existing customer base.

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

ANNIE'S MILD MEXICAN(TM), introduced in November 1994, made with petite durum semolina pasta shells and premium all natural white Vermont cheddar cheese and Mexican spices.

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

ANNIE'S PEACE PASTA WITH PARMESAN, introduced in November 1998, is a "groovy" product that combines durum semolina peace symbol shaped pasta with a premium parmesan cheese that has a hint of garlic and onion. Annie's Peace Pasta with Parmesan comes packaged in a tie-dye box.

ANNIE'S ORGANIC SHELLS & ORGANIC ALFREDO, introduced in December 1999, made with an organically grown durum wheat pasta shells and organic white cheddar cheese with garlic and basil. We believe that it is the only product of its kind in the market.

ANNIE'S CHEDDAR MACARONI AND CHEESE, introduced in November 2000, made with petite durum semolina pasta shells and premium all natural orange Vermont cheddar cheese.

These products are typically priced at retail between $0.99 and $1.49 for a package except for the Organics, which are approximately $1.79.

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

We entered the canned meal category in May 1998 and introduced another two new canned meals in May 1999. In February 2001, Annie's reintroduced the canned meal line to be totally organic.

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

The canned meals retail between $.99 and $1.29 for a 15 oz. can.

In September 2000, Annie's introduced ANNIE'S MICROWAVE MACARONI AND CHEESE that is a microwavable single serving organic durum macaroni and all natural cheddar cheese package. There are five servings to a box with a retail price between
$3.50 and $3.99.                        2

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

SALES, MARKETING AND DISTRIBUTION

We sell our products two ways: either through distributors or direct to the retail chain. If we sell through distributors, the distributors sell our products to primarily two classes of retailers: (i) supermarket chains, also known as "mass markets"; and (ii) natural and specialty food stores. When we sell direct we sell directly to the mass markets or club stores, thus establishing a lower retail selling price in those outlets. Selection of new regional markets is based upon consumer profiles, product opportunity and costs of introduction.

In the mass markets, we sell in large supermarket chains such as STOP AND SHOP in New England and SAFEWAY STORES in California. We currently have penetrated all of the major supermarket chains in New England, and sell in several major supermarket chains in New York and California. In 2001, we expanded our business to include club stores such as Costco. We continue to expand our sales area to include major supermarkets in the Mid-Atlantic, Rocky Mountain, and Central regions.

Our products are also sold in natural food markets and specialty food stores, such as WHOLE FOODS and WILD OATS, and to select natural and specialty food distributors. Buying practices of natural and specialty food stores are highly selective due to the nature of the retailers, which reflect their customers' demands for both natural and premium quality products. According to Spence Information Services which is the only sales information service catering to the natural food trade, Annie's was the Number 1 ranked brand, based on total dollar sales and total unit sales, in the Entree and Mixes category with the top two selling items in that category for the period ended March 31, 2001.

Regional managers and food brokers, present our products to a supermarket or distributor buyer using our sales and marketing presentation. The key competitive factors in influencing a purchasing decision by the buyer include the product quality, packaging, sales history, profitability, and consumer demand. If a buyer decides to accept our product, other issues such as the cost of acquiring shelf space (slotting fees) and our specific commitments to marketing programs are negotiated. Introductory slotting fees and marketing programs often vary from customer to customer. Emphasizing the selling features of its products, our brokers attempt to negotiate the lowest slotting cost. Slotting fees can take the form of cash payments and/or free product allowances. Utilizing our brokers' knowledge regarding specific accounts, we tailor our introductory marketing program to each new account.

In October 1996, we signed a master distribution agreement with Liberty Richter, Inc. The agreement called for them to distribute all of our products throughout the continental United States, except for our private label and mail order lines. In addition, they agreed to provide other services, such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and trade show participation. In July 1999, we agreed with Liberty to modify the master agreement to allow us to sell our products directly to the mass markets that do not buy through distributors in the New England and West Coast regions. For the fiscal years ended March 31, 1999 and 2000, sales under that master distribution agreement accounted for approximately 87% and 69%, respectively, of our net sales. As of May 31, 2000, we mutually agreed to terminate that agreement and Liberty ceased to represent our products. We reimbursed Liberty for all of our salable products held in their warehouse. In addition, we paid Liberty the balance of their anticipated earnings from the distribution agreement through the calendar year 2000.

Since June 1, 2000, we have been selling our products directly to our customers. We retained Napa Valley Kitchens to provide certain services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales and allowances. All promotions and slotting presentation are subject to the Company's approval. Napa Valley Kitchens is a subsidiary of Homegrown Holdings Corp., who acquired control of us as a result of the transaction described below.

Our strategy is to continue to expand our supermarket distribution nationally in addition to developing new and unique all-natural or organic food products to sell to our existing customer base.

CUSTOMERS

Our products are marketed toward mothers, children and young adults. These three groups are the primary purchasers in the macaroni and cheese dinner category. We believe our customers are people who prefer to buy a natural, better-tasting product and are willing to pay a premium price.

We rely primarily on brand loyalty and word of mouth to promote our products. Our marketing strategy is designed to encourage customers to try our products for the first time and develop brand loyalty. We accomplish this by continually educating customers about the differences between our all natural products and the competition's products, as well as through product sampling, community giveaways, promotional pricing and account specific marketing events such as buy-one, get-one free promotions.

PRODUCT QUALITY AND DEVELOPMENT

Ann E. Withey, our co-founder, Director, and Inspirational President, maintains the final responsibility for our product recipes. We take great pride in producing high quality, all natural, easy to prepare meals. Our pasta is made from 100% durum semolina flour. We believe the quality of our 100% durum semolina pasta is one of the more important differences between our products and other competitive national brands. Several of the lower priced brands are prepared from a lower grade, less expensive blend of spring wheat and durum flour. Pure durum semolina flour produces a golden, translucent looking finished pasta product, while blended enriched flour produces a faded, chalky looking finished product. We have retained a product development consultant to increase the speed at which new products are created and introduced to the market. The consultant reviews all recipes and flavors with us. All of our consultant's recommendations are subject to Ms. Withey's final approval.

MANUFACTURING

We use contract packers to manufacture our products according to strict specifications, which include our products' recipes, ingredients, graphics and packaging. We have all the components of the products shipped to the contract packers. We have never experienced material shortages or delays in the manufacture of our products. However, our products are subject to the inherent risks in agriculture and all of our products must be transported from the manufacturer and are therefore subject to work stoppages and other risks. We believe that there are numerous companies that could manufacture our products under our quality specifications without a substantial increase in cost or delay in delivery.

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

The mass-market macaroni and cheese category is highly competitive. The leading brand in that category is Kraft's Original Macaroni and Cheese Dinner (Kraft is approximately 85% owned by Philip Morris Companies, Inc.), which accounted for over 70% of the total dollar sales in the macaroni and cheese category in 2000, according to Information Resources Infoscan reports. In addition to the Kraft brand, the mass-market macaroni and cheese category is comprised of other products such as Golden Grain (owned by the Quaker Oats Company), several regional brands, and private label products (I.E., store brands). Store brands are usually sold at prices well under the prices of our products. Most of the companies that compete in the mass-market macaroni and cheese category are larger than us and have significantly greater resources than we do.

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

The macaroni and cheese category is less competitive in natural food stores, which do not typically carry mass market brands such as Kraft and Golden Grain. We compete with other branded products as well as with store brands in that market based on our quality and all natural and/or organic ingredients. There is also pricing competition within the natural food segment, as natural, specialty and gourmet food stores are selling products based on their quality and ingredients but competing more and more with the mass markets in pricing. In the natural foods market, we compete with several brands that are produced by companies that are larger than us.

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

Through our Cases for Causes Program, we contribute cases of our products to PTA groups, walkathons, book fairs, bake sales, daycare centers and other non-profit groups and events. These groups can give away the cases or sell the free cases as a fund-raiser to generate support for their organizations. The Cases for Causes Program helps society and the environment while simultaneously increasing the public awareness for our products.

We have also created and support the Be Green(R) environmental awareness program. There is a description on each package of our product describing how individuals can help the environment by increasing environmental awareness. Consumers can receive a free Be Green(R) bumper sticker that helps consumers expresses their support for the environment.

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

REGULATION

The production and marketing of our products are subject to the rules and regulations of various federal, state, and local health agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of our products. We have not encountered any regulatory action as a result of our operations, and no such action is anticipated. In order to maintain our organic products as certified organic, Annie's is certified by an outside private agency, Oregon Tilth, that our organic products meet their highest quality standards.

EMPLOYEES

As of June 29, 2001, we had eight employees: two general management employees, two sales and marketing support, and four in operations including financial management. We have never participated in a collective bargaining agreement. We believe the relationship we have with our employees is good.

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As previously disclosed in our Form 10-QSB for the quarter ended December 31, 2000:

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



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our securities are not listed on any public securities market or exchange. The approximate number of record holders of our Common Stock as of June 29, 2001 was 2,500. As of June 29, 2001, there was one holder of our Series A Preferred Stock. We have never paid a cash dividend with respect to any of our securities. We currently intend to retain earnings, if any, for use in our business, and we do not anticipate paying cash dividends on our shares of Common Stock or Preferred Stock in the foreseeable future.

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

On December 2, 1999, we sold all of the authorized Series A Convertible Preferred Stock, to Homegrown Natural. a Delaware corporation that was previously unaffiliated with us, for $2 million. In connection with that transaction, we also placed in escrow a $1 million five-year promissory note in favor of Homegrown Holdings, with interest at the rate of 9% per annum, and a five-year warrant to purchase 1,500,000 shares of our Common Stock with an exercise price ranging from $2.00 per share to $4.00 per share, varying over time. Homegrown Natural never funded the loan and on October 16, 2000, the Company and Homegrown Natural signed an amendment to the investment agreement terminating the note and the related warrants.

We relied upon Rule 506 of Regulation D promulgated under the Securities Act of 1933 in connection with the sale of our Series A Convertible Preferred Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

We are engaged in the manufacture, marketing, and sale of premium, all natural and organic macaroni and cheese dinners, all natural pasta meals and other all natural and organic food products. We use contract packers to manufacture our products according to our specifications, which include our products' recipes, ingredients, graphics and packaging. Our products are sold primarily through distributors to supermarkets and natural and specialty food stores. We also manufacture private label macaroni and cheese house brands for retailers.

Regional managers and food brokers, present our products to a supermarket or distributor buyer using our sales and marketing presentation The key competitive factors in influencing a purchasing decision by the buyer include the product quality, packaging, sales history, profitability, and consumer demand. If a buyer decides to accept our product, other issues such as the cost of acquiring shelf space (slotting fees) and our specific commitments to marketing programs are negotiated. Introductory slotting fees and marketing programs often vary from customer to customer. Emphasizing the selling features of its products our brokers attempt to negotiate the lowest slotting cost. Slotting fees can take the form of cash payments and/or free product allowances. Utilizing our brokers' knowledge regarding specific accounts, we tailor our introductory marketing program to each new account.

In October 1996, we signed a master distribution agreement with Liberty Richter, Inc. The agreement called for them to distribute all of our products throughout the continental United States, except for our private label and mail order lines. In addition, they agreed to provide other services, such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and trade show participation. In July 1999, we agreed with Liberty to modify the master agreement to allow us to sell our products directly to the mass markets that do not buy through distributors in the New England and West Coast regions. For the fiscal years ended March 31, 1999 and 2000, sales under that master distribution agreement accounted for approximately 87% and 69%, respectively, of our net sales. As of May 31, 2000, we mutually agreed to terminate that agreement and Liberty ceased to represent our products. We reimbursed Liberty for all of our salable products held in their warehouse. In addition, we paid Liberty the balance of their anticipated earnings from the distribution agreement through the calendar year 2000.

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

Since June 1, 2000, we have been selling our products directly to our customers. We retained Napa Valley Kitchens to provide certain services to replace many of the services that Liberty provided. All promotions and slotting presentations are subject to the Company's approval. Napa Valley Kitchens is an affiliate of Homegrown Holdings, Corp., who acquired control of us as a result of the transaction described previously.

Our cost of sales consists of the cost of finished product shipped from a contract packer. We purchase the raw materials and ship them to the contract packer according to the specifications provided by us, which include the recipes, ingredients, graphics and packaging for the product. Then, the contract packer packages the raw materials into the appropriate boxes and cases according to orders specified by us. The products are shipped directly from the contract packer via common carrier to our main public warehouse in Illinois or to one of our two satellite warehouses in Massachusetts or California.

Selling expenses include the costs of product marketing, sales commissions, cost of product distribution and account management. Annie's has contracts directly with the brokers. The brokers' work on a commission basis, generally 5% of net cash received. We negotiate, through the broker, the cost of acquiring shelf space (introductory slotting fees) as well as the continuing support needed for the product as indicated. Introductory slotting fees can take the form of cash payments and/or free product allowances.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations (see Financial Statements and related Notes) for the years indicated:

                                                        YEARS ENDED MARCH 31,
                                                         2000           2001
                                                       --------       --------
         STATEMENTS OF OPERATIONS DATA:
         Net sales...................................   100.00%        100.00%
         Cost of sales...............................    53.68          53.37
         Gross profit................................    46.32          46.63
         Selling expenses............................    28.43          32.91
         General and administrative expenses.........    12.29           9.38
         Slotting fees...............................     2.06           2.38
         Operating income ...........................     3.54           1.96
         Interest expense and borrowing charges......     2.02           0.36
         Interest and other income...................     0.69           0.71
         Gain on sale of RMFC........................     0.60           0.00
         Income tax expense..........................     0.01           0.01
         Net income .................................     2.80           2.30

TWELVE MONTHS ENDED MARCH 31, 2000 COMPARED TO TWELVE MONTHS ENDED MARCH 31,
2001

NET SALES. Net sales increased by $3,234,052 or 31.51% from $10,264,688 in 2000 to $13,498,740 in 2001. The net sales increase was primarily a result of sales growth of existing products in existing accounts (15.20%), new products (4.59%), and sales from club stores, (11.72%).

GROSS PROFIT. As a percentage of net sales, gross profit increased from 46.32% in 2000 to 46.63% in 2001. This increase was primarily the result of the product mix.

SELLING EXPENSES. Selling expenses increased by $1,524,217 or 52.23% from $2,918,066 in 2000 to $4,442,283 in 2001 and increased as a percentage of net sales from 28.43% in 2000 to 32.91% in 2001. The increase in selling expenses reflected an increase in spending in marketing costs, including price reductions and trade show appearances, associated with the continued rollout of our products in 2001. Freight and warehousing costs increased due to increased sales, increased costs, and the customer base expanding away from our shipping points.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $4,318 or 0.34% from $1,261,775 in 2000 to $1,266,093 in 2001 and decreased as a percentage of net sales from 12.29% in 2000 to 9.38% in 2001. The increase in general and administrative expenses is primarily a result of an increase in consultants, insurance and graphics relating to new products offset by a decrease in payroll and related expenses and professional fees.

SLOTTING FEES. Slotting expenses increased by $110,759 or 52.47% from $211,076 in 2000 to $321,835 in 2001, and increased as a percentage of net sales from 2.06% in 2000 to 2.38% in 2001. The increase was due to our decision to continue with our expansion plan by purchasing additional shelf space at supermarkets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges decreased by $157,971 from $206,756 in 2000 to $48,785 in 2001 and decreased as a percentage of sales from 2.01% in 2000 to 0.36% in 2001. The decrease in interest expense and other charges is the result of lower average line of credit borrowings.

INTEREST AND OTHER INCOME. Interest and other income increased by $25,584 or 36.14% from $70,800 in 2000 to $96,384 in 2001 and increased as a percentage of sales from 0.69% in 2000 to 0.71% in 2001. The increase was a result of recognizing interest income on notes receivable from stockholders, recognizing income relating to cash repayments on the RMFC note receivable and recognizing income from coupon inserts.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date through a public offering of Common Stock, private sales of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At March 31, 2001, we had working capital of $1,881,562, an increase of $421,125 over our working capital balance of $1,460,437 at March 31, 2000. The net increase in working capital was primarily attributable to the net income of Annie's.

Net cash used by operating activities for the year ended March 31, 2001 was $1,017,488 consisting primarily of an increase in accounts receivable offset by net income and an increase in accounts payable. The increase in accounts receivable was attributable to our largest sales ever in March 2001.

Net cash used in investing activities consisted of capital expenditures totaling $131,153 which related to the purchase of the Tamarind Tree Brand, described below, and the purchase of plates and dies for the new products as well as office equipment.

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

The purchase price was comprised of cash in the amount of $200,000, legal fees in the amount of $71,038, royalty payments of $10,110, and an advance against royalties in the amount of $75,000, and future royalties and overrides. The royalties are payable by us to Tamarind Tree for five years at the rate of 6% annually on "adjusted net sales." Additionally, overrides are payable by us to Tamarind Tree for five years at the rate of 2% of all sales of certain products and sales in excess of a certain minimum amount of other products. The royalty payments will be accounted for as additional consideration for the purchase of the assets and will be recorded as additional goodwill as the future royalties are earned. We have capitalized the payments of $271,038 and $110,533 of royalties earned subsequent to the acquisition as goodwill.

We financed the acquisition of Tamarind Tree by entering into a $300,000 term loan with Fremont Financial Corporation. The interest rate on the loan was prime rate plus 3% and called for 20 monthly principal payments of $15,000 commencing October 1, 1998. The loan was secured by all of our assets including a security interest in the Tamarind Tree Brand, and was guaranteed by the two largest stockholders of the Company. The balance of the term loan was paid in December 1999 upon the closing of the Homegrown Natural transaction described previously.

We negotiated a line of credit with a financial institution for $600,000, which closed on February 3, 1998 ("Line of Credit"). The Line of Credit was for a term of two years and was secured by all of our assets and guaranteed by our two largest stockholders at that time. In August 1998, we increased the Line of Credit to $900,000 and signed a Term Loan for an additional $300,000 to purchase the Tamarind Tree Brand. We used the proceeds of the sale of

Preferred Stock to Homegrown Holdings Corp. to payoff the Line of Credit and the Term Loan with the financial institution.

RAW MATERIALS FOOD COMPANY ("RMFC")

On July 31, 1997, we acquired all the outstanding shares of RMFC, a Colorado based whole food supplement company, for stock valued at $360,000 and paid acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of assets acquired, including goodwill, was $437,555, and the liabilities assumed totaled $52,610. Goodwill of $400,184 was being amortized over 20 years on the straight-line basis. In our effort to focus on our core business, we sold the RFMC subsidiary to the remaining founder of RMFC on June 30, 1999 for the return of his 30,000 shares of our common stock and a note for $77,000.

On November 13, 1998, we terminated our employment contract with one of the founders of RMFC and repurchased all 30,000 shares of our common stock. As of June 30, 1999, we consummated an agreement with the other founder of Raw Materials Food Company to sell back to that founder all of the common stock of RMFC. In payment for the common stock, the founder returned to us 30,000 shares of our Common Stock issued to him as consideration for the original acquisition of RMFC and a note in the amount of $77,000. The note bears interest at 5.79% per annum and the repayment terms are tied to the cash flows of Raw Materials Food Company. At March 31, 2001, the balance on the note receivable is $48,183.

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

HOMEGROWN NATURAL FOODS, INC.

On November 30, 1999, pursuant to a Special Meeting of our Stockholders, we amended our Certificate of Incorporation to authorize one million shares of Preferred Stock, par value $2.00. On December 2, 1999, Homegrown Holdings Corp., now known as Homegrown Natural Foods, Inc., a corporation that was previously unaffiliated with us purchased one million shares of the Preferred Stock, designated Series A Convertible Preferred Stock, for $2 million. The Series A Convertible Preferred Stock, in the aggregate, has voting rights equivalent to one million shares of Common Stock. The Series A Convertible Preferred Stock has the right to be converted into an equal number of shares of Common Stock and participates in dividends at the same rate as the Common Stock. In the event of a liquidation of Annie's, the Series A Convertible Preferred Stock has a liquidation preference of par value plus 10% per annum. Certain mergers, consolidations and sales of assets are treated as liquidations for the purpose of determining whether this liquidation preference takes effect.

In connection with that transaction, we also placed in escrow a $1 million five-year promissory note in favor of Homegrown Natural, with interest at the rate of 9% per annum, and provided a five-year warrant to purchase 1,500,000 shares of our Common Stock with an exercise price ranging from $2.00 per share to $4.00 per share, varying over time. Homegrown Natural never funded the loan and on October 16, 2000, the Company and Homegrown Natural signed an amendment to the investment agreement terminating the note and the related warrants.

In a related transaction, Homegrown Natural entered into certain agreements, also dated December 2, 1999 (the "Stock Collar Agreements"), with our co-founders, Mr. Andrew Martin and Ms. Ann Withey, which provided a stock collar in favor of Homegrown Natural on certain of Mr. Martin's and Ms. Withey's shares of our Common Stock. Specifically, Mr. Martin subjected all of his shares of Common Stock to his Stock Collar Agreement. In connection with his Stock Collar Agreement, Mr. Martin executed an Irrevocable Proxy, dated December 2, 1999, in favor of Homegrown Natural to vote all of his shares of Common Stock. Ms. Withey subjected 900,000 of her shares of Common Stock to the Stock Collar Agreement and executed an Irrevocable Proxy, dated December 2,

1999, in favor of Homegrown Natural with respect to 852,903 of her shares. As a result of these transactions, Homegrown Holdings currently has the right to vote 63.23% of our outstanding shares.

Mr. Martin and Ms. Deborah Churchill Luster resigned from the Board of Directors effective as of December 2, 1999. Ms. Withey remains on the Board of Directors.

As part of an agreement with Mr. Martin regarding the termination of his employment with us, Mr. Martin executed a Separation Agreement with us, dated December 2, 1999, providing for severance payments to him in consideration for a full release of any claims that he may have had against us. In connection with his Separation Agreement, Mr. Martin also rescheduled his debt to us arising out of certain advances and loans previously made to him by us. Mr. Martin's rescheduled obligations are evidenced by an Omnibus Secured Promissory Note in the principal amount of $274,630, dated December 2, 1999, which calls for interest at the rate of 9% per annum. The Omnibus Secured Promissory Note is secured by Mr. Martin's right to payment under his Stock Collar Agreement with Homegrown Natural.

Effective as of December 2, 1999, Mr. Paul B. Nardone was appointed the Chief Executive Officer to replace Mr. Martin.

Ms. Luster also executed a Separation Agreement with the Company, dated December 2, 1999. The Separation Agreement provided for severance payments to her as a result of termination of her employment by us, in consideration for a release of any claims that she may have had against us. In connection with her Separation Agreement, Ms. Luster also rescheduled her debt to us, originally incurred as a result of certain loans for the exercise of stock options previously made to her by us. Ms. Luster's rescheduled obligations are evidenced by an Omnibus Secured Promissory Note in the amount of $87,794, dated December 2, 1999, bearing interest at the rate of 9% per annum and secured by her shares of our Common Stock. During the year ended March 31, 2001, the note was fully paid through surrender to the Company of her shares of our common stock.

2000 LINE OF CREDIT

On May 4, 2000, we entered into an agreement for a $250,000 line of credit with a bank. The line of credit is secured by all of our assets. On November 3, 2000, we replaced the $250,000 line with a $1,000,000 line of credit from another bank. The line of credit calls for an interest rate of the bank's prime rate plus 1% and is secured by all of the assets of the Company. On June 15, 2001, we increased the current line of credit to $1,500,000.

ORGANIC WHEAT SUPPLIER JOINT VENTURE

On July 3, 2001, Annie's and an organic wheat supplier (the "Supplier") entered into a joint venture transaction whereby both Annie's and the Supplier became members of a Delaware limited liability company (the "Joint Venture"). As a member of the Joint Venture, Annie's contributed, or will contribute, all goodwill and intangible assets related to the Joint Venture's business, including relationships with vendors, customers, both potential and current, and all of the Joint Venture's working capital in cash or pursuant to a line of credit (described below). The Supplier contributed, or will contribute, all of its certified organic semolina flour, durum patent flour, durum wheat, other pasta wheat-based flours and products, and other related pasta products to the Joint Venture. The Supplier has also contributed, or will also contribute to the Joint Venture, any purchase order or pending transaction, any accounts receivable, any accounts payable, and any inventory purchased that relates to the Joint Venture's business, as well as all goodwill and intangible assets related to the Joint Venture's business, including relationships with potential and current vendors and customers.

Pursuant to the terms of the Joint Venture's Limited Liability Company Agreement, responsibility for the business and affairs of the Joint Venture has been allocated between Annie's and the Supplier. Annie's is responsible for providing the Joint Venture's financial accounting, marketing and administrative functions (including billing customers, paying vendors, overseeing licensing, certification, taxation, legal, and certain selling and marketing tasks.) In addition, Annie's has agreed to make available to the Joint Venture a revolving line of credit, the proceeds of which will be available for general business purposes in an amount not to exceed $350,000. This line of credit will be secured by all of the assets of the Joint Venture. Annie's will also make capital contributions to the Joint Venture, up to $125,000, on an as-needed basis to fund the expenses of the Joint Venture.

The Supplier is responsible for providing the other operational functions for the Joint Venture, including sourcing, manufacturing, marketing, purchasing, logistics, maintaining compliance with organic certification rules and regulations, and quality control. Annie's and the Supplier each receive monthly management fees to reimburse them for the services they provide to the Joint Venture and out-of-pocket costs they will each render on behalf of the Joint Venture. In connection with this transaction, the Supplier assigned its five-year term supply agreement with Annie's to the Joint Venture.

The net profits and net losses of the Joint Venture for each fiscal year will be allocated equally between Annie's and the Supplier. The Joint Venture will distribute to Annie's certain receivables that the Supplier contributed to the Joint Venture.

Under the terms of the Joint Venture agreement, Annie's has the option to purchase the Supplier's interest in the Joint Venture in June 2006 for a price equal to one times the Joint Venture's net operating profit after interest and depreciation and before taxes, for the then previous twelve consecutive months.

As a result of this transaction, both Annie's and the Joint Venture expect to sell durum wheat to other companies in the expanding organic wheat market. Annie's also believes that this transaction will result in a more stable supply and price for Annie's organic wheat requirements.

CAPITAL NEEDS

Our primary capital needs are for developing new products to sell to our existing consumer base and expansion into national supermarket distribution. We anticipate that the funds available from the Line of Credit together with funds generated from operations will be sufficient to meet our liquidity needs for the next twelve months. However, we might still need additional capital in the future to fully implement our business strategy as set forth herein. If such capital is unavailable either because of general market conditions or the results of our operations, we will have to scale back either our investments in new products, or our national supermarket expansion, or both.

OTHER MATTERS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 133). The statement requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS 133 on April 1, 2001. Adoption of SFAS 133 did not have a material impact on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION. The adoption of SAB 101 did not have a material impact on the financial statements.

In May 2000, the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES. This issue addressed the recognition, measurement, and income statement classification for various types of sales incentives, including discounts, coupons and rebates. In April 2001, the EITF reached a consensus on Issue No. 00-25, VENDOR INCOME STATEMENT CLASSIFICATION OF CONSIDERATION TO A PURCHASER OF VENDOR'S PRODUCT OR SERVICES. This issue addresses the income statement classification of consideration a vendor provides to a retailer, other than that directly addressed in Issue No. 00-14, including slotting fees, cooperative advertising arrangements and buydowns. The consensuses reached in Issues 00-25 and 00-14 are effective for fiscal quarters beginning after December 15, 2001. The adoption of these consensuses will not affect when the Company recognizes incentives or the amount. However, adoption of these consensuses will affect the classification of certain expenses in the statement of operations. As a result, the Company does not expect the adoption of these consensuses to have a material impact on the financial statements.

FORWARD LOOKING STATEMENTS

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-KSB) may contain statements which are not historical facts, so called "forward-looking statements", which involve risks and uncertainties. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-KSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward-looking statements. In particular, statements made above in "Item 2. Description of Property" relating to the suitability of our facilities and equipment for future operations and the availability of additional facilities and equipment in the future and in "Item
6. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of funds for our working capital requirements during 2001-2002 and our expectation that future cash flow will continue to be provided from operations will not have any significant impact on our business may be forward-looking statements. Our actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the Securities and Exchange Commission.

ITEM 7. FINANCIAL STATEMENTS

Please refer to pages F-1 through F-17
Independent Auditors' Report Balance
Sheets at March 31, 2000 and 2001
Statements of Operations for the Years ended March 31, 2000 and 2001 Statements of Stockholders' Equity for the Years ended March 31, 2000 and 2001 Statements of Cash Flows for the Years ended March 31, 2000 and 2001
Notes to Financial Statements at March 31, 2000 and 2001

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, KEY PERSONS AND DIRECTORS

The executive officers and directors of the Company as of June 29, 2001 are as follows:

    NAME                         AGE      POSITION

    Ann E. Withey                38       Inspirational President and Director

    John Foraker                 38       Chairman

    Paul B. Nardone              33       President, Chief Executive Officer and
                                          Director

    Neil Raiff                   44       Chief Financial Officer, Secretary and
                                          Treasurer

    Ronald L. Cheney             65       Director

    Michael Moone                56       Director

    C. Richard Lemon             53       Director

    Ellen Ambrose                45       Director


    ANN E. WITHEY co-founded Annie's Homegrown, Inc. in 1989 and is currently a director and our Inspirational President. For the fiscal year ended March 31, 2001, Ms. Withey elected to reduce her salary from $84,000 to $30,000 without reducing her role with us. Ms. Withey has served as a director of the Company since 1989. Ms. Withey's responsibilities also include new product development and consumer correspondence and relations. Ms. Withey was co-founder of Smartfood, Inc. and creator of the original recipe for Smartfood Popcorn. Smartfood Inc. was sold to Frito-Lay, a division of PepsiCo, in 1989. Ms. Withey and her husband own and operate a small organic produce farm in Connecticut. Ms. Withey actively supports a variety of programs that benefit women, children, education and the environment. Ms. Withey holds a B.A. degree from the University of Connecticut.

    JOHN FORAKER founded Homegrown Holdings Corp. (now known as Homegrown Natural Foods, Inc.) in 1999 as an investment vehicle for the natural food industry, and negotiated Homegrown Natural's investment in Annie's Homegrown. Mr. Foraker is currently our Chairman as well as the CEO of Homegrown Natural. Mr. Foraker has served as President & CEO of Napa Valley Kitchens, marketer of CONSORZIO(R)brand specialty food products, since 1995. In 1997, Mr. Foraker founded Calio Groves, the leading domestic producer and marketer of California olive oil products. From 1987 through 1991, Mr. Foraker was a Vice President for Bank of America NT & SA, in Santa Rosa, CA., where he was responsible for a significant portion of the Bank's wine industry portfolio. Mr. Foraker is on the board of Napa Valley Kitchens, Spottswoode Winery, and Calio Groves.

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

    C. RICHARD LEMON has practiced law for 30 years, the last 20 being with the Napa, California law firm of Dickenson, Peatman, & Fogarty. He devotes his practice primarily to the food and wine industries, including mergers and acquisitions, financing and general corporate and real estate work. He founded and is a board member of Napa National Bank. He is President of Temecula Vineyards, Inc., and is a Partner in Silverado Partners, a mergers and acquisition consultant to the wine industry.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not Applicable.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended March 31, 2001, March 31, 2000, and March 31, 1999, certain compensation paid by us, including salary, bonuses and certain other compensation, to its Chief Executive Officer and all other executive officers whose annual compensation for the year ended March 31, 2001, 2000, and 1999 exceeded $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                    SECURITIES
                                                                                    UNDERLYING
         NAME AND              YEAR           SALARY (1)          BONUS (2)           OPTIONS            ALL OTHER
    PRINCIPAL POSITION                           ($)                 ($)                (#)            COMPENSATION
--------------------------- ------------ ------------------- ------------------ ------------------- ------------------
PAUL NARDONE (3)(6)            2001         $  126,000           $  21,323              --                  --(7)
President, Chief               2000            104,000              44,044              --                  --(7)
Executive Officer              1999            109,000              33,852              --                  --

ANN E. WITHEY                  2001         $   30,000           $      --              --             $  36,041(5)
Inspirational President        2000             84,000                  --              --                  --
                               1999             94,500                  --              --                13,528(5)

NEIL RAIFF (8)                 2001         $  108,000           $  18,277              --                  --
Chief Financial Officer,       2000             84,000              25,962              --                  --
Secretary and Treasurer        1999            100,500                  --              --                  --

ANDREW M. MARTIN (3)           2001         $       --           $      --              --             $    --
                               2000             72,000                  --              --                  --
                               1999            121,500                  --              --                35,949(4)

(1) Amounts shown do not include the cost to the Company of personal benefits, the value of which did not exceed 10% of the aggregate salary and bonus compensation for each Named Executive Officer.

(2) Bonus were earned pursuant to a bonus plan adopted by the Board of Directors, which required us to achieve certain financial targets for the years ended March 31, 2000 and 2001.

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

(6) Pursuant to an Employment Agreement between Mr. Nardone and us dated November 26, 1996, Mr. Nardone receives a quarterly cash bonus and a fixed number of stock options based on the amount by which our actual performance exceeds budget during the preceding quarter. Mr. Nardone earned, and was owed, stock options to purchase 37,500 shares of Common Stock. On July 7, 1999, the Compensation Committee authorized the issuance of an incentive stock option to Mr. Nardone to purchase 237,500 shares of our Common Stock under our 1999 Omnibus Stock Option Plan, with accelerated vesting based upon the achievement of certain performance incentives. On August 26, 1999, the Compensation Committee authorized the issuance of a non-qualified stock option to Mr. Nardone to purchase 107,366 shares of our Common Stock under our 1996 Stock Plan, at an exercise price of $0.01 per share, in exchange for the following changes to Mr. Nardone's Employment Agreement: (i) surrender of his entitlement to a change of control bonus of 2%; (ii) surrender of his entitlement to incentive stock options to purchase 37,500 shares of Common Stock mentioned above; (iii) reduction of his base salary from $120,000 to $96,000, (iv) surrender of his entitlement to certain cash bonuses based on performance in exchange for his participation in our Bonus Pool Program and (v) extension of the term of his Employment Agreement to March 31, 2000. Mr. Nardone's contract was extended through March 31, 2001.

(7) In December 1999, Mr. Nardone received 12,500 shares of common stock of Homegrown Natural Foods, Inc. (less than 1% of the outstanding common shares of Homegrown Natural), which he returned to Homegrown Natural on June 29, 2001.

(8) On July 7, 1999, the Compensation Committee authorized the issuance of an incentive stock option to Mr. Raiff to purchase 118,750 shares of our Common Stock under our 1999 Omnibus Stock Option Plan, with accelerated vesting based upon the achievement of certain performance incentives. On August 26, 1999, the Compensation Committee authorized the issuance of a ten-year non-qualified stock option to Mr. Raiff to purchase 47,368 shares of our Common Stock under our 1996 Stock Plan, with an exercise price of $0.01 per share, in exchange for the surrender of his entitlement to a change of control bonus of 1% granted to him in our Change of Control and Severance Agreement dated December 21, 1998.

OPTION GRANTS IN LAST FISCAL YEAR

Stock options were granted to the Named Executive Officers during the 2000 fiscal year as follows:

Paul B. Nardone         237,500 shares at an exercise price of $2.00 per share
Paul B. Nardone         107,366 shares at an exercise price of $.01 per share
Neil Raiff              118,750 shares at an exercise price of $2.00 per share
Neil Raiff               47,368 shares at an exercise price of $.01 per share

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal years ended March 31, 2001, March 31, 2000 and March 31, 1999 and unexercised options held as of the end of fiscal 2001.

                                                                             NUMBER OF                VALUE OF
                                                                             SECURITIES             UNEXERCISED
                                                                             UNDERLYING             IN-THE-MONEY
                                                                            UNEXERCISED              OPTIONS AT
                                                      SHARES TO BE         OPTIONS AT FY-          FY-END ($) (1)
                                                        RECEIVED          END EXERCISABLE/          EXERCISABLE/
          NAME                      YEAR               ON EXERCISE         UNEXERCISABLE           UNEXERCISABLE
-------------------------- ----------------------- ------------------- --------------------- --------------------------
PAUL B. NARDONE (2)                 2001                   --              42,946/301,920         $85,463/$128,195
President and Chief                 2000                   --              21,473/323,393         $42,731/$170,927
Executive Officer                   1999                   --                   --                       --

ANN E. WITHEY                       2001                   --                   --                       --
Inspirational President             2000                   --                   --                       --
                                    1999                 71,620              15,667/0                  $0/$0

NEIL RAIFF                          2001                   --              18,949/147,169         $37,708/$56,554
Chief Financial Officer,            2000                   --               9,475/156,643         $18,855/$75,407
Secretary and Treasurer             1999                   --                   --                       --

ANDREW M. MARTIN (2)                2001                   --                   --                       --
                                    2000                   --                   --                       --
                                    1999                101,959              37,302/0                  $0/$0
-----------------------------------------------------------------------------------------------------------------------

(1) Calculated based on an assumed fair market value of $2.00, minus the exercise price of the option. The $2.00 fair market value assigned to the Common Stock is derived from the valuation used in the Homegrown Natural transaction. We have no information on other transactions that would present a more meaningful estimate of the per share price of our Common Stock.

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

Each Non-Employee Director receives an annual option grant on the anniversary of his or her election or appointment to the Board of Directors to purchase 7,500 shares of our Common Stock for service on the Board of Directors for the ensuing year and 2,500 shares for each committee on which the Non-Employee Director serves, both with an exercise price equal to the fair market value of the underlying Common Stock on the date the option is granted. The exercise price will be 110% of the fair market value of the subject Common Stock for any person who owns stock possessing more than 10% of the total combined voting power or value of our equity. Options remain exercisable for five years from the date granted. Messrs. Foraker, Lemon and Moone voluntarily waived their participation in the Non-Employee Directors' Plan in 1999 and 2000. As of June 29, 2001, two non-employee directors held options to purchase 40,000 shares of our common stock at an exercise price of $2.00 per share under the Non-Employee Directors' Plan.

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

In the event of a Change of Control, as defined in the 1999 Plan, unless otherwise proscribed in the stock option grant, one-half of the unvested portions of each grant under the 1999 Plan will become fully exercisable immediately prior to such event. We did not intend for the Homegrown Natural transaction described previously to constitute a "Change of Control" for the purposes of the 1999 Plan, and the stock option grants prior to the closing of the Homegrown Natural. transaction will so indicate. If the 1999 Plan remains in effect following such a Change of Control, the remainder of any unvested options will continue to vest as otherwise provided unless the Compensation Committee determines otherwise.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the beneficial ownership of our Common Stock as of June 29, 2001, for
(i) each stockholder known by us to own beneficially 5% or more of the outstanding shares of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. We believe that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                 DIRECTORS,                        SHARES         PERCENTAGE OF
             EXECUTIVE OFFICERS                 BENEFICIALLY      COMMON SHARES
           AND 5% STOCKHOLDERS (1):             OWNED (2)(3)     OUTSTANDING (4)
         ---------------------------            ------------     ---------------

         Homegrown Natural Foods, Inc. (5)
         c/o John Foraker, CEO
         580 Gateway Drive
         Napa, CA  94558                         3,577,691           63.23%

         Ann E. Withey (6)
         c/o Annie's Homegrown, Inc.
         395 Main Street
         Wakefield, MA  01880                      788,542           13.94%

         Paul B. Nardone (7)                        42,946              *

         Neil Raiff (8)                             71,172            1.25%

         Ronald L. Cheney (9)                      100,104            1.76%

         Ellen Ambrose (10)                         17,500              *

         C. Richard Lemon (11)                         0                *

         Michael Moone (12)                            0                *

         All directors and executive officers
           as a group (8 persons) (13)           4,597,955           79.83%

--------------------------
*    Less than 1% of total voting securities
(1) Pursuant to rules of the Securities and Exchange Commission ("SEC"), addresses are provided only for 5% beneficial owners.
(2) Except as otherwise noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares as owned, based on information provided to us by the persons or entities named in the table.
(3) Shares of Common Stock subject to options exercisable within 60 days of June 29, 2001 are deemed outstanding for computing the percentage of the person or group holding such securities.
(4) Percentage of beneficial ownership is calculated on the basis of the amount of outstanding securities (Common and Preferred Stock) at June 29, 2001 (5,657,808) plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options or other rights.
(5) Includes all stock subject to an Irrevocable Proxy Agreement that Mr. Andrew Martin (1,411,109 shares) and Ms. Ann Withey (617,418 shares) granted to Homegrown Holdings Corp., now known as Homegrown Natural Foods, Inc., in conjunction with a Stock Collar Agreement, dated December 2, 1999 (described below). Homegrown Natural Foods, Inc. has full power and authority to vote the shares subject to an Irrevocable Proxy on behalf of Mr. Martin and Ms. Withey (also described below). Mr. Foraker, Chairman of Annie's Board of Directors, is also the Chief Executive Officer of Homegrown Natural Foods, Inc.
(6) All of Ms. Withey's Common Stock is subject to Stock Transfer Instructions, dated July 27, 1995, and as amended described below. Certain loans by Annie's to Ms. Withey are secured by the Common Stock received upon exercise of certain option grants (described below). 617,418 shares of Ms. Withey's Common Stock are subject to a Stock Collar Agreement and Irrevocable Proxy with Homegrown Natural Foods, Inc.
(7) Includes the vested portion (42,946 shares) of a non-qualified stock option to purchase 107,366 shares of our Common Stock under the 1996 Stock Plan at an exercise price of $0.01. Since the option is not vested, it does not include an incentive stock option to purchase 237,500 shares of our Common Stock under the 1999 Omnibus Stock Option Plan, with accelerated vesting upon the achievement of certain performance milestones, authorized by the Compensation Committee on July 7, 1999.
(8) Includes the vested portion (18,949 shares) of a non-qualified stock option to purchase 47,368 shares of our Common Stock under the 1996 Stock Plan at an exercise price of $0.01 per share. Since the option is not vested, it does not include an incentive stock option to purchase 118,750 shares of our Common Stock, under the 1999 Omnibus Stock Option Plan, with accelerated vesting based upon the achievement of certain performance milestones, authorized by the Compensation Committee on July 7, 1999.
(9) Includes 22,500 shares of Common Stock issuable upon exercise of certain options granted pursuant to our Non-Employees Directors' Plan.
(10) Ms. Ambrose is a director of Annie's. The figure above includes 17,500 shares of Common Stock issuable upon exercise of certain options granted pursuant to Annie's Non-Employee Directors' Stock Option Plan. Ms. Ambrose also holds 2,500 shares of Series A Preferred Stock and options to purchase 5,000 shares of Common Stock of Homegrown Natural Foods, Inc. and is a director of Homegrown Natural Foods, Inc.
(11) Mr. Lemon is a director of Annie's and a director of Dickenson Peatman & Fogarty, a law firm that represents Homegrown Natural Foods, Inc. Mr. Lemon also holds 30,989 shares of Series A Preferred Stock and options to purchase 13,733 shares of Common Stock of Homegrown Natural Foods, Inc.
(12) Mr. Moone is a director of Annie's and a director of Homegrown Natural Foods, Inc. Mr. Moone also holds 488,402 shares of Series A Preferred Stock and options to purchase 103,333 shares of Common Stock of Homegrown Natural Foods, Inc.
(13) Includes 101,895 shares of Common Stock issuable upon exercise of certain options granted to directors and executive officers pursuant to various Stock Option Plans.

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

On January 26, 2001, Homegrown Natural Foods, Inc. and Annie's submitted a request for issuance of a "no action" letter from the Secretary of State of the Commonwealth of Massachusetts relating to the Stock Transfer Instructions, their application, and their possible termination. In that request, Homegrown Natural Foods, Inc. requested that the Commonwealth of Massachusetts issue a "no action" letter if the Stock Transfer Instructions were terminated, assuming:

o The Board of Directors of Annie's declared a reverse stock split pursuant to which holders of less than a selected threshold would receive a fractional share of Annie's Common Stock;

o    The stockholders of Annie's approved the reverse stock split;

o The fractional shares are converted into scrip, with the right: (A) to receive $6.00 per share on a pre -split basis as a preference to Annie's Common Stockholders in a "liquidity event"; and (B) to convert the scrip into fractional shares or whole shares of Common Stock of Annie's in the event that Annie's issues shares in a registered and underwritten public offering or if an acquisition occurs which "enhances shareholder value"; and

o In furtherance of the request, the companies suggested that Annie's and Homegrown Natural Foods, Inc. would be combined, and that such a transaction would unlock shareholder value for both companies by creating a large natural foods company with greater resources and market presence. The request indicated that such a combination would enhance the value of all Annie's security holders, including the holders of the scrip.

Representatives of Homegrown Natural Foods, Inc. and Annie's met with representatives of the Commonwealth of Massachusetts on March 6, 2001, and conducted several telephone conferences relating to the request.

In response, on May 23, 2001, the Commonwealth of Massachusetts issued a "no action" letter stating that the Commonwealth of Massachusetts would not recommend enforcement action in the event that the steps outlined in the submission were completed and the Stock Transfer Instructions were terminated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Starting June 1, 2000, we retained Napa Valley Kitchens to provide certain services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales and allowances. For the years ended March 31, 2001 and 2002, we will pay Napa Valley Kitchens a management fee, which approximates 1.5% of net adjusted sales that are processed through Napa Valley Kitchens. Napa Valley Kitchens is a subsidiary of Homegrown Natural Foods, Inc., who acquired control of us as a result of the transaction described previously.

HOMEGROWN NATURAL FOODS, INC.

In conjunction with the Homegrown Natural Foods, Inc. transaction, on December 2, 1999, Mr. Andrew Martin and Ms. Ann Withey entered into certain arrangements with Homegrown Natural. that provides Homegrown Natural. with a stock collar on certain shares of our Common Stock owned by Ms. Withey and all of our Common Stock owned by Mr. Martin. Specifically, Homegrown Natural was granted an option to purchase 1,677,691 shares of our Common Stock held by Mr. Martin and 900,000 shares of our Common Stock held by Ms. Withey, each exercisable as quickly as those shares are released from the irrevocable stock transfer instructions. It is anticipated that the call and put options will be exercisable quarterly over a five-year period following the closing of the Homegrown Natural. transaction. In addition, Mr. Martin was granted a put option at $1.92 per share with regard to 1,677,691 shares of our Common Stock held by him, exercisable fifteen days after Homegrown Natural's call option is exercisable. Ms. Withey was granted a put option on the same terms with respect to 900,000 shares of our Common Stock owned by her. Mr. Martin and Ms. Withey have provided Homegrown Holdings, Corp. with an irrevocable proxy to vote their shares subject to the stock collar.

In December 1999, Mr. Nardone received 12,500 shares of common stock of Homegrown Natural Foods, Inc., (less than 1% of the outstanding common shares of Homegrown Natural), which he returned to Homegrown Natural on June 29, 2001.

LOANS TO OFFICER/STOCKHOLDER

Mr. Martin borrowed $75,000 from us on June 30, 1995 pursuant to an unsecured demand note accruing interest at 11% per annum. At June 30, 1999, the full principal balance of the loan was outstanding. We called the demand note and Mr. Martin executed a secured promissory note dated December 31, 1997 in the principal amount of $75,000 providing for interest payable quarterly at 6.02%, secured by 25,000 shares of our Common Stock owned by Mr. Martin, which stock was deposited in an escrow account established for this purpose, together with stock powers in blank authorizing the resale of such shares under the applicable rules and regulations of the Securities and Exchange Commission, and restricting the resale of other shares of our Common Stock owned by Mr. Martin under certain circumstances. The loan was rescheduled into an Omnibus Secured Promissory Note in accordance with Mr. Martin's separation agreement. As of June 29, 2001, the balance of the Omnibus Secured Promissory Note was $178,510.

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

SEPARATION AGREEMENTS

 As part of an agreement with Mr. Martin regarding the termination of his employment, Mr. Martin executed a Separation Agreement with us, dated December 2, 1999, providing for severance payments to him in consideration for a full release of any claims that he may have had against us. In connection with his Separation Agreement, Mr. Martin also rescheduled his debt to us arising out of the advances and loans that we previously made to him. Mr. Martin's rescheduled obligations are evidenced by an Omnibus Secured Promissory Note in the principal amount of $274,630, dated December 2, 1999, which calls for interest at the rate of 9% per annum. The Omnibus Secured Promissory Note is secured by Mr. Martin's right to payment under his Stock Collar Agreement with Homegrown Holdings. As of June 29, 2001, the balance of the Omnibus Secured Promissory Note was $178,510.

Ms. Luster also executed a Separation Agreement with the Company, dated December 2, 1999. The Separation Agreement provided for severance payments to her as a result of termination of her employment by us, in consideration for a release of any claims that she may have had against the Company. In connection with her Separation Agreement, Ms. Luster also rescheduled her debt to the Company, originally incurred as a result of the loans described above. Ms. Luster's rescheduled obligations are evidenced by an Omnibus Secured Promissory Note in the amount of $87,794, dated December 2, 1999, bearing interest at the rate of 9% per annum and secured by her shares of our Common Stock. During the year ended March 31, 2001, the note was fully paid through her surrender to the Company of shares of our common stock.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS


  Exhibit Number             Description
--------------------------------------------------------------------------------
     ** 3.1            Certificate of Incorporation, as amended
     ** 3.2            By-Laws, as amended
     ** 3.4            Certificate of Amendment re: name change
     ** 4.1            Certificate of Designation
     ** 10.1           Lease agreement with Second Street Limited Partnership
                       dated December 19, 1994 for Chelsea, MA office
     ** 10.2           Lease agreement with Marin Freeholders dated August 31,
                       1995 for Sausalito, CA office
     ** 10.6           Distribution Agreement with Liberty Richter, Inc.
     ** 10.7           Employment Contract with Paul B. Nardone dated November,
                       1996

     **10.8            Loan and Security Agreement dated as of February 3, 1998
                       between Fremont Financial Corporation and Annie's
                       Homegrown, Inc.
     **10.13           Stock Purchase and Loan Agreement with Andrew Martin
                       dated December 21, 1998
     **10.14           Stock Purchase and Loan Agreement with Ann Withey dated
                       December 21, 1998
     **10.15           Stock Purchase and Loan Agreement with Deborah Churchill
                       Luster  dated December 21, 1998
     **10.16           Employment Agreement with Paul Nardone dated December 21,
                       1998
     **10.17           Change of Control and Severance Agreement with Neil Raiff
                       dated December 21, 1998
     **10.18           Sample Change of Control and Severance Agreement with
                       Other Employees
     **10.31           1990 Incentive Stock Option Plan
     **10.32           1996 Stock Plan
     **10.41           Loan Agreement and Security Agreement with Inventory
                       Addendum dated June 7, 1996 with Presidential Financial
                       Corporation of Massachusetts
     **10.42           Demand and Secured Promissory Note dated June 7, 1996
                       payable to Presidential Financial Corporation of
                       Massachusetts
     **10.43           Lease agreement with Anthony C. Simboli dated February 3,
                       1998 for Wakefield, MA office
     **10.44           Loan Agreement dated December 31, 1997 between Andrew M.
                       Martin and Annie's Homegrown, Inc.
     **10.45           Stock Purchase and Loan Agreement dated October 1, 1997
                       between Andrew M. Martin and Annie's Homegrown, Inc.
     **10.46           Amendment to Stock Purchase and Loan Agreement between
                       Andrew M. Martin and Annie's Homegrown, Inc. dated
                       December 31, 1997
     **10.47           Stock Purchase and Loan Agreement dated October 1, 1997
                       between Ann E. Withey and Annie's Homegrown, Inc.
     **10.48           Amendment to Stock Purchase and Loan Agreement between
                       Ann E. Withey and Annie's Homegrown, Inc. dated December
                       31, 1997
     **10.49           Stock Purchase and Loan Agreement dated October 1, 1997
                       between Deborah Churchill and Annie's Homegrown, Inc.
     **10.50           Pledge Agreement dated December 31, 1997 between Andrew
                       M. Martin and Annie's Homegrown, Inc.
     **10.54           Investment and Stock Purchase Agreement
     **10.55           Escrow Letter Agreement
     **10.56           Promissory Note in the original principal amount of
                       $1,000,000 issued to Homegrown Holdings Corp. by Annie's
                       Homegrown Inc. dated December 2, 1999.
     **10.57           Warrant issued to Homegrown Holdings Corp. by Ann E.
                       Withey to purchase shares of the Company's Common Stock.
                       Warrant issued to Homegrown Holdings Corp. by Andrew M.
                       Martin to purchase shares of the Company's Common Stock.
     **10.58           Stock Collar Agreement by and between Ann E. Withey and
                       Homegrown Holdings Corp. dated December 2, 1999
     **10.59           Stock Collar Agreement by and between Andrew M. Martin
                       and Homegrown Holdings Corp. dated December 2, 1999.
     **10.60           Separation Agreement by and between Andrew M. Martin and
                       Annie's Homegrown Inc. dated December 2, 1999.
     **10.61           Separation Agreement by and between Deborah Churchill
                       Luster and Annie's Homegrown Inc. dated December 2, 1999

     **10.62           Irrevocable Proxy between Ann E. Withey and Homegrown
                       Holdings Corp. dated December 2, 1999.
     **10.63           Irrevocable Proxy between Andrew M. Martin and Homegrown
                       Holdings Corp. dated December 2, 1999.
     **10.64           Second Amendment to Employment Agreement by and between
                       Paul B. Nardone and Annie's Homegrown Inc.
     **10.65           Third Amendment to Employment Agreement by and between
                       Paul B. Nardone and Annie's Homegrown Inc. dated August
                       16, 2000
     **10.66           Amendment to the Investment and Stock Purchase Agreement
                       between Homegrown Holdings Corp and Annie's Homegrown,
                       Inc. dated October 16, 2000
     **10.67           $1,000,000 Revolving Demand Note between Warren Five
                       Cents Savings Bank and Annie's Homegrown, Inc. dated
                       November 3, 2000
     **10.68           Loan and Security Agreement between Warren Five Cents
                       Savings Bank and Annie's Homegrown, Inc. dated November
                       3, 2000
     * 10.69           $1,500,000 Revolving Demand Note between Warren Five
                       Cents Savings Bank and Annie's Homegrown, Inc. dated June
                       15, 2001
     * 10.70           Loan and Security Agreement between Warren Five Cents
                       Savings Bank and Annie's Homegrown, Inc. dated June 15,
                       2001
     * 10.71           Limited Liability Company Agreement of Ceres Organics LLC
                       dated July 2, 2001
     *  24.1           Power of Attorney (included on Signature Page of this
                       report)
     -------------------
     *  Filed herewith
     ** Previously filed as an Exhibit to the Company Registration statement on Form SB-2 (No. 33-93982-LA) and subsequent periodic reports and incorporated herein by reference.


(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANNIE'S HOMEGROWN, INC.
                                    Registrant

                                    /s/ Paul B. Nardone
                                    --------------------------------
                                    Paul B. Nardone, President
                                    and Chief Executive Officer

                                    July 10, 2001
                                    --------------------------------
                                    Date

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

SIGNATURE                   TITLE                                       DATE
---------                   -----                                       ----


/s/ Paul B. Nardone
-------------------------
Paul B. Nardone            President, Chief Executive Officer      July 10, 2001
                           and Director (Principal Executive
                           Officer)


/s/ Ann E. Withey
-------------------------
Ann E. Withey              Inspirational President & Director      July 10, 2001



/s/ John Foraker
-------------------------
John Foraker               Chairman of the Board                   July 10, 2001



/s/ Neil Raiff
-------------------------
Neil Raiff                 Chief Financial Officer, Treasurer      July 10, 2001
                           and Secretary (Principal Financial
                           and Accounting Officer)

/s/ Ronald Cheney
-------------------------
Ronald Cheney              Director                                July 10, 2001




-------------------------
Michael Moone              Director                                July __, 2001

/s/ C. Richard Lemon
-------------------------
C. Richard Lemon           Director                                July 10, 2001



/s/ Ellen Ambrose
-------------------------
Ellen Ambrose              Director                                July 10, 2001

                         SUPPLEMENTAL INFORMATION TO BE
                      FURNISHED WITH REPORTS FILED PURSUANT
                        TO SECTION 15(D) OF THE EXCHANGE
                          ACT BY NON-REPORTING ISSUERS


No annual report or proxy material has been sent to the Issuer's security holders with respect to the year ended March 31, 2001. A copy of the Issuer's Annual Report to Stockholders for the fiscal year ended March 31, 2001 and the Issuer's Proxy Statement for the 2001 Special Meeting in Lieu of Annual Meeting of Stockholders will be furnished to stockholders and filed with the Securities and Exchange Commission prior to such meeting, the date of which has not yet been determined by the Board of Directors.

                             ANNIE'S HOMEGROWN, INC.


                              Financial Statements
                             March 31, 2000 and 2001
                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Annie's Homegrown, Inc.:


We have audited the accompanying balance sheets of Annie's Homegrown, Inc. as of March 31, 2000 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Annie's Homegrown, Inc. at March 31, 2000 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG

Boston, Massachusetts
May 25, 2001

                             ANNIE'S HOMEGROWN, INC.
                                 Balance Sheets
                             March 31, 2000 and 2001



                                     ASSETS                2000         2001
                                                       ===========  ===========

Current assets:
    Cash and cash equivalents                          $   452,903       78,823
    Accounts receivable:
      Trade                                                557,923    2,149,513
    Inventory                                            1,344,688    1,427,356
    Other assets                                             9,575       42,671
                                                       -----------  -----------
           Total current assets                          2,365,089    3,698,363
                                                       -----------  -----------

Office equipment, plates and dies                          204,350      301,222
Accumulated depreciation                                  (117,464)    (159,464)
                                                       -----------  -----------
           Office equipment, plates and dies, net           86,886      141,758
                                                       -----------  -----------

Goodwill, net                                              296,344      300,625
Note receivable, net of deferred gain                           --           --
Other assets                                               150,482      121,092
                                                       -----------  -----------
           Total assets                                $ 2,898,801    4,261,838
                                                       ===========  ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                      $        --      695,598
    Accounts payable, trade                                699,265      865,698
    Accrued expenses                                       205,387      255,505
                                                       -----------  -----------
           Total current liabilities                       904,652    1,816,801
                                                       -----------  -----------
           Total liabilities                               904,652    1,816,801
                                                       -----------  -----------

Commitments

Stockholders' equity:
    Series A convertible preferred stock (aggregate
       liquidation preference $2,266,120), $2.00 par
       value. Authorized 1,000,000 shares; issued and
       outstanding 1,000,000 shares                      2,000,000    2,000,000

    Common stock, $.001 par value.  Authorized
       10,000,000 shares; issued 4,881,674 shares
       at March 31, 2000 and 2001                            4,882        4,882

    Additional paid-in capital                           2,712,272    2,712,272
    Accumulated deficit                                 (1,818,254)  (1,507,913)
    Note receivable stockholders                          (458,413)    (292,158)
    Treasury stock; 171,906 and 223,866 common
       shares at cost at March 31, 2000 and 2001,
       respectively                                       (200,000)    (287,292)
    Deferred compensation                                 (246,338)    (184,754)
                                                       -----------  -----------
           Total stockholders' equity                    1,994,149    2,445,037
                                                       -----------  -----------
           Total liabilities and stockholders' equity  $ 2,898,801    4,261,838
                                                       ===========  ===========



                See accompanying notes to financial statements.

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Operations
                       Years ended March 31, 2000 and 2001



                                                           2000         2001
                                                       ===========  ===========

Net sales                                              $10,264,688   13,498,740
Cost of sales                                            5,510,537    7,204,031
                                                       -----------  -----------
           Gross profit                                  4,754,151    6,294,709
                                                       -----------  -----------

Operating expenses:
    Selling                                              2,918,066    4,442,283
    General and administrative                           1,261,775    1,266,093
    Slotting fees                                          211,076      321,835
                                                       -----------  -----------
           Total operating expenses                      4,390,917    6,030,211
                                                       -----------  -----------
           Operating income                                363,234      264,498
                                                       -----------  -----------

Other (expense) income:
    Interest expense and borrowing charges                (206,756)     (48,785)
    Interest and other income                               70,800       96,384
    Gain on sale of Raw Materials Food Company              62,121           --
                                                       -----------  -----------
           Other (expense) income                          (73,835)      47,599
                                                       -----------  -----------
           Income before income tax expense                289,399      312,097

Income tax expense                                           1,806        1,756
                                                       -----------  -----------
           Net income                                  $   287,593      310,341
                                                       ===========  ===========

Earnings per common share:
           Basic                                       $       .06          .07
           Diluted                                             .05          .05

Weighted average number of shares used in computation
 of per-share data:
           Basic                                         4,715,601    4,705,438
           Diluted                                       5,929,508    5,919,345








                See accompanying notes to financial statements.

                             ANNIE'S HOMEGROWN, INC.
                       Statements of Stockholders' Equity
                       Years ended March 31, 2000 and 2001




                                           PREFERRED STOCK              COMMON STOCK          ADDITIONAL
                                     --------------------------  --------------------------     PAID-IN     ACCUMULATED
                                        SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL       DEFICIT
                                     ------------  ------------  ------------  ------------  ------------  ------------
Balance at March 31, 1999                    --    $       --       4,876,674  $      4,877  $  2,524,125  $ (2,105,847)

    Issuance of preferred stock
       to Homegrown Holdings, Corp.,
       net of issuance costs            1,000,000     2,000,000          --            --        (149,670)         --
    Issuance of stock to directors           --            --           5,000             5         9,995          --
    Acquisition of treasury stock            --            --            --            --            --            --
    Deferred compensation
       associated with issuance
       of stock options                      --            --            --            --         327,822          --
    Amortization of deferred
       compensation expense                  --            --            --            --            --            --
    Reclassification of note
       receivable from officer               --            --            --            --            --            --
    Reclassification of receivable
       from related party                    --            --            --            --            --            --
    Accrued interest on
       stockholders' notes                   --            --            --            --            --            --
    Repayment of stockholders'
       notes                                 --            --            --            --            --            --
    Net income                               --            --            --            --            --         287,593
                                     ------------  ------------  ------------  ------------  ------------  ------------
Balance at March 31, 2000               1,000,000     2,000,000     4,881,674         4,882     2,712,272    (1,818,254)

    Acquisition of treasury stock            --            --            --            --            --            --
    Amortization of deferred
       compensation expense                  --            --            --            --            --            --
    Repayment of stockholders'
       notes                                 --            --            --            --            --            --
    Net income                               --            --            --            --            --         310,341
                                     ------------  ------------  ------------  ------------  ------------  ------------
Balance at March 31, 2001               1,000,000  $  2,000,000     4,881,674  $      4,882  $  2,712,272  $ (1,507,913)
                                     ============  ============  ============  ============  ============  ============



















                                         NOTE          NOTE            TREASURY STOCK                      STOCKHOLDERS'
                                     RECEIVABLE -   RECEIVABLE   --------------------------    DEFERRED       EQUITY
                                     STOCKHOLDERS  FROM OFFICER     SHARES        AMOUNT     COMPENSATION    (DEFICIT)
                                     ------------  ------------  ------------  ------------  ------------  ------------
Balance at March 31, 1999            $   (367,446) $    (75,000)      141,906  $   (125,000) $       --    $   (144,291)

    Issuance of preferred stock
       to Homegrown Holdings,
       Corp., net of issuance
       costs                                 --            --            --            --            --       1,850,330
    Issuance of stock to directors           --            --            --            --            --          10,000
    Acquisition of treasury stock            --            --          30,000       (75,000)         --         (75,000)
    Deferred compensation
       associated with issuance
       of stock options                      --            --            --            --        (327,822)         --
    Amortization of deferred
       compensation expense                  --            --            --            --          81,484        81,484
    Reclassification of note
       receivable from officer            (75,000)       75,000          --            --            --            --
    Reclassification of receivable
       from related party                 (24,759)         --            --            --            --         (24,759)
    Accrued interest on
       stockholders' notes                (23,068)         --            --            --            --         (23,068)
    Repayment of stockholders'
       notes                               31,860          --            --            --            --          31,860
    Net income                               --            --            --            --            --         287,593
                                     ------------  ------------  ------------  ------------  ------------  ------------


Balance at March 31, 2000                (458,413)         --         171,906      (200,000)     (246,338)    1,994,149

    Acquisition of treasury stock            --            --          51,960       (87,292)         --         (87,292)
    Amortization of deferred
       compensation expense                  --            --            --            --          61,584        61,584
    Repayment of stockholders'
       notes                              166,255          --            --            --            --         166,255
    Net income                               --            --            --            --            --         310,341
                                     ------------  ------------  ------------  ------------  ------------  ------------
Balance at March 31, 2001            $   (292,158) $       --         223,866  $   (287,292) $   (184,754) $  2,445,037
                                     ============  ============  ============  ============  ============  ============

                 See accompanying notes to financial statements.

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Cash Flows
                       Years ended March 31, 2000 and 2001


                                                           2000         2001
                                                       ===========  ===========
Cash flows from operating activities:
    Net income                                         $   287,593      310,341
    Adjustments to reconcile net income to net cash
       used in operating activities:
          Depreciation and amortization                     54,500       72,000
          Gain on sale of Raw Materials Food Co.           (62,121)          --
          Stock compensation to outside directors,
            employees and consultants                      103,920      111,334
          Changes in assets and liabilities, net
           of business disposal:
            Accounts receivable - trade                   (487,013)  (1,591,590)
            Inventory                                      184,129      (82,668)
            Other assets                                    81,225       (3,706)
            Accounts payable - trade                       (38,462)     166,433
            Accrued expenses                               106,608          368
            Advances from distributor                     (728,395)          --
            Due to employees                                (5,110)          --
                                                       -----------  -----------

              Net cash used in operating activities       (503,126)  (1,017,488)
                                                       -----------  -----------

Cash flows from investing activities:
    Purchase of office equipment, plates and dies          (25,643)     (96,872)
    Acquisition of brand                                   (38,826)     (34,281)
                                                       -----------  -----------

              Net cash used in investing activities        (64,469)    (131,153)
                                                       -----------  -----------

Cash flows from financing activities:
    Net proceeds from issuance of preferred stock        1,850,330           --
    Note receivable stockholders                             8,792       78,963
    Net (payments) borrowings on line of credit           (628,269)     695,598
    Payment of debt issuance costs                         (46,980)          --
    Principal payments on term note                       (210,000)          --
                                                       -----------  -----------

              Net cash provided by financing activities    973,873      774,561
                                                       -----------  -----------

Net increase (decrease) in cash and cash equivalents       406,278     (374,080)

Cash and cash equivalents, beginning of year                46,625      452,903
                                                       -----------  -----------
Cash and cash equivalents, end of year                 $   452,903       78,823
                                                       ===========  ===========
Supplemental disclosures of cash flow information:
    Cash paid for interest                             $   206,493       48,785
                                                       ===========  ===========

    Cash paid for income taxes                         $     1,806        1,756
                                                       ===========  ===========
Supplemental disclosure of noncash activities:
    Common stock and note receivable received
       in connection with the sale of Raw
       Materials Food Co.                              $   152,000           --
                                                       ===========  ===========
    Treasury stock received in exchange for the
       payment of a note receivable stockholder        $        --       87,292
                                                       ===========  ===========


                See accompanying notes to financial statements.

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2000 and 2001


(1)    DESCRIPTION OF BUSINESS

       Annie's Homegrown, Inc. (the "Company") is engaged in the manufacture, marketing and sale of premium all natural and organic macaroni and cheese dinners, all natural pasta meals and other natural and organic food products.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    CASH AND CASH EQUIVALENTS

              For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

       (B)    REVENUE RECOGNITION

              During 2000 and the first two months of 2001, a majority of the Company's sales were made to Liberty Richter, Inc. ("Liberty" or "distributor") under contract terms allowing certain rights of return on unsold product held by Liberty. The contract called for Liberty to pay the Company based on terms relating to the receipt of the Company's products by Liberty. The Company deferred recognition of such sales until the product is sold by Liberty to its natural and specialty food distributors. As of May 31, 2000, the Company and Liberty mutually terminated this agreement. As a result, the Company's sales are made directly to their customers and are recognized as revenue upon shipment.

       (C)    INVENTORIES

              Inventories are valued at the lower of average cost, using the first-in, first-out ("FIFO") method, or market.

       (D)    OFFICE EQUIPMENT, PLATES AND DIES

              Office equipment, plates and dies are recorded at cost. The cost of office equipment, plates and dies is depreciated using accelerated depreciation methods over the estimated useful lives of the related assets, generally five to seven years.

       (E)    GOODWILL

              Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with purchase business combinations. Goodwill is amortized using the straight-line method over 20 years.

                             ANNIE'S HOMEGROWN, INC.
                         Notes to Financial Statements
                             March 31, 2000 and 2001


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

       (F)    INCOME TAXES

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

       (G)    SLOTTING FEES

              Introductory slotting fees paid as required by most retailers for the acquisition of shelf space at supermarkets are fully expensed at the time of new product introduction.

       (H)    EARNINGS PER COMMON SHARE

              Basic earnings per common share are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options and conversion of preferred stock. Diluted earnings per common share are computed by dividing net earnings by the weighted average number of common shares and all dilutive securities.

              A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the years ended March 31, 2000 and 2001 are as follows:
                                                           2000         2001
                                                       ===========  ===========
              Weighted average shares (basic)            4,715,601    4,705,438
              Effect of dilutive stock options             213,907      213,907
              Assumed conversion of preferred stock      1,000,000    1,000,000
                                                       -----------  -----------

                  Weighted average shares (diluted)      5,929,508    5,919,345
                                                       ===========  ===========

                             ANNIE'S HOMEGROWN, INC.
                         Notes to Financial Statements
                             March 31, 2000 and 2001



       (I)    USE OF ESTIMATES

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

       (J)    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       (K)    STOCK OPTION PLANS

              The Company accounts for its stock-based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations and provides disclosure related to its stock-based compensation under the provisions of Financial Accounting Standards Board No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

       (L)    RECLASSIFICATIONS

              Certain reclassifications have been made to the 2000 financial statements to conform to the current year presentation.

       (M)    RECENT ACCOUNTING PRONOUNCEMENTS

              In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). The statement requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on April 1, 2001. Adoption of SFAS 133 did not have a material impact on the financial statements.

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION. The adoption of SAB 101 did not have a material impact on the financial statements.

              In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES. This issue addressed the recognition, measurement and income statement classification for various types of

                             ANNIE'S HOMEGROWN, INC.
                         Notes to Financial Statements
                             March 31, 2000 and 2001



              sales incentives, including discounts, coupon, and rebates. In April 2001, the EITF reached a consensus on Issue No. 00-25, VENDOR INCOME STATEMENT CLASSIFICATION OF CONSIDERATION TO A PURCHASER OF VENDOR'S PRODUCTS OR SERVICES. This issue addresses the income statement classification of consideration a vendor provides to a retailer, other than that directly addressed in Issue No. 00-14, including slotting fees, cooperative advertising arrangements and buydowns. The consensuses reached in Issues 00-25 and 00-14 are effective for fiscal quarters beginning after December 15, 2001. The adoption of these consensuses will not affect when the Company recognizes incentives or the amount. However, adoption of these consensuses will affect the classification of certain expenses in the statement of operations. As a result, the Company does not expect the adoption of these consensuses to have a material impact on the financial statements.

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

       In connection with the issuance of preferred stock, the Company also executed a $1 million five-year promissory note in favor of Homegrown Holdings, with interest at the rate of 9% per annum, and provided a five-year warrant to purchase 1,500,000 shares of the Company's common stock with an exercise price ranging from $2.00 per share to $4.00 per share, varying over time. The promissory note will be subordinated to any bank debt or institutional lenders that may now or hereafter exist. The warrant was independently valued at $372,000. Total costs incurred by the Company for this transaction were approximately $197,000. The costs were allocated between the debt and equity based on their respective fair values. The promissory note and the warrant were being held in escrow pursuant to an escrow agreement pending the Company's receipt of the loan proceeds from Homegrown Holdings. The loan was never funded by Homegrown Holdings and on October 16, 2000, the Company and Homegrown Holdings signed an amendment to the investment agreement terminating the note and warrants.

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

                             ANNIE'S HOMEGROWN, INC.
                         Notes to Financial Statements
                             March 31, 2000 and 2001


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

       Additionally, an officer and board member also executed a separation agreement with the Company on December 2, 1999. The separation agreement provided for severance payments to her as a result of termination of her employment with the Company, in consideration for a full release of any claims that she may have had against the Company. She also rescheduled her debt to the Company, originally incurred as a result of certain loans previously made to her by the Company. The rescheduled obligations are evidenced by an Omnibus secured promissory note bearing interest at the rate of 9% per annum and secured by her shares of the Company's common stock. During the year ended March 31, 2001, the note was fully paid through the receipt of her shares of the Company's common stock.

(4)    INCOME TAXES

       Income tax expense consists of state taxes of $1,806 and $1,756 in 2000 and 2001, respectively.

       As of March 31, 2001, the Company had the following net operating loss carryforwards for tax purposes:

                           Federal                 $   1,211,614
                                                   =============
                           State                   $   1,197,721
                                                   =============

       These net operating loss carryforwards are available to offset future federal/state taxable income through 2019. The Company also has alternative minimum tax net operating loss carryforwards of $1,149,104 as of March 31, 2001, which are available to reduce future federal alternative minimum taxable income through 2019. Pursuant to Section 382 of the Internal Revenue Code, if there is a change in stock ownership of the Company exceeding 50% during a three-year period, the utilization of the Company's net operating loss carryforwards may be limited. The Homegrown Holdings Corp. transaction as described in note 3 resulted in a change in stock ownership and, consequently, the Company's net operating losses generated prior to the ownership change are subject to an annual limitation.

                             ANNIE'S HOMEGROWN, INC.
                         Notes to Financial Statements
                             March 31, 2000 and 2001


       The provision for income taxes for the years ended March 31, 2000 and 2001 differs from the amounts computed by applying the federal statutory rate to pre-tax income due to the following:

                                                           2000         2001
                                                       ===========  ===========
       Federal income tax expense at statutory rate         98,396      106,113
       State income taxes, net of federal benefit           18,795       21,846
       Change in federal and state valuation allowance    (133,942)    (160,665)
       Other                                                18,557       34,462
                                                       -----------  -----------
                     Actual income tax expense         $     1,806        1,756
                                                       ===========  ===========

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31 are presented below:

                                                           2000         2001
                                                       ===========  ===========
             Deferred tax assets:
                 Net operating loss carryforwards          244,668      484,344
                 Other accrued expenses                         --       30,100
                 Payroll expense, due to accrual
                  for financial reporting purposes          19,785       56,797
                                                       -----------  -----------
                                                           264,453      571,241

             Valuation allowance                          (264,453)    (425,118)
                                                       -----------  -----------
                                                                --      146,123
                                                       -----------  -----------
             Deferred tax liabilities:
                 Deferred gain on sale                          --     (144,339)
                 Depreciation and amortization                  --       (1,784)
                                                       -----------  -----------
                     Net deferred tax asset            $        --           --
                                                       ===========  ===========

       A valuation allowance has been established due to the uncertainty of realizing the net operating loss carryforwards and other deferred tax assets.

       The total federal and state valuation allowance was $264,453 and $425,118 at March 31, 2000 and 2001, respectively.

                             ANNIE'S HOMEGROWN, INC.
                         Notes to Financial Statements
                             March 31, 2000 and 2001


(5)    RELATED PARTY TRANSACTIONS

       Amounts due from related parties at March 31, 1999 consisted of a note receivable from an officer of the Company of $75,000 secured by 25,000 shares of the Company's common stock and an advance of $24,579 to the officer. In connection with the Homegrown Holdings transaction discussed in note 3, two of the officers noted above terminated their employment with the Company. As a result of their termination, all amounts owed to the Company from these two officers were reclassified in the accompanying March 31, 2000 balance sheet and statement of stockholders' equity as a note receivable from stockholders.

       The Company retained Napa Valley Kitchens ("NVK") on June 1, 2000 to provide services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and marketing support. All promotions and slotting presentation are subject to the Company's approval. NVK is owned by Homegrown Holdings and during the year ended March 31, 2001, the Company paid NVK $264,338 for these services. The Company believes the transactions with NVK are at arm's length and under terms no less favorable to the Company than those that could have been obtained from unaffiliated third parties. As of March 31, 2001, the Company owed NVK $84,809 and is included in accounts payable in the accompanying balance sheet.

(6)    DEBT

       At December 31, 1999, the Company fully paid its line of credit and term loan with the proceeds obtained from the sale of 1,000,000 shares of preferred stock and terminated its relationship with the financial institution. On May 4, 2000, the Company entered into a $250,000 line of credit with a bank which was secured by all of the assets of the Company. On November 3, 2000, the Company entered into a $1,000,000 line of credit with a different bank replacing the previous $250,000 line of credit. The new line of credit provides for interest at prime plus 1% (9% at March 31, 2001). The new line of credit is secured by all the assets of the Company. At March 31, 2001, the balance on the line of credit is $695,598 leaving $304,402 remaining available under the line of credit. Subsequent to year-end, the Company amended its line of credit to increase the maximum borrowings to $1,500,000.

(7)    ACCRUED EXPENSES

       Accrued expenses consist of the following at March 31:

                                                           2000         2001
                                                       ===========  ===========
                             Compensation              $    87,045       91,305
                             Other                         118,342      164,200
                                                       -----------  -----------
                                                       $   205,387      255,505
                                                       ===========  ===========

                             ANNIE'S HOMEGROWN, INC.
                         Notes to Financial Statements
                             March 31, 2000 and 2001

(8)    LEASES

       The Company leases office space under an operating a lease that expires in 2003.

       A schedule of future minimum lease payments under the noncancelable lease is as follows:

                         YEAR ENDING MARCH 31,
                         ---------------------
                                  2002               $      38,959
                                  2003                      40,658
                                  2004                       9,600
                                                     -------------
                                                     $      89,217
                                                     =============

       Total rent expense on operating leases amounted to $50,224 and $52,999 for the years ended March 31, 2000 and 2001, respectively.

(9)    STOCK OPTION PLANS

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

       In connection with the granting of these options, the Company recorded deferred compensation expense of $327,822 for the difference between the exercise price and the fair value of the Company's common stock (determined by reference to third party transactions) at the date of grant. This amount is being amortized to compensation expense over the vesting of the individual options on a straight-line basis for each portion of the options that vest in each year. Deferred compensation expense recognized for the years ended March 31, 2000 and 2001 amounted to $81,484 and $61,584, respectively.

       As of March 31, 2001, 164,734 options were issued under this plan.

                             ANNIE'S HOMEGROWN, INC.
                         Notes to Financial Statements
                             March 31, 2000 and 2001


       1999 OMNIBUS STOCK OPTION PLAN

       In July 1999, the Company adopted the 1999 Omnibus Stock Option Plan that permits the Company to grant stock options to employees, directors and consultants. Under this plan, the Company has authorized 475,000 shares to be granted as stock options. The Board of Directors administers the plan, selects the individuals to whom the options will be granted and determines the number of options, the exercise price and vesting terms of each option. Additionally, the vesting period will not be more than ten years after the grant date of the option and can be subject to acceleration upon the occurrence of certain events. During the years ended March 31, 2000 and 2001, 374,062 and 5,937 options were granted to employees with an exercise price of $2.00 per option, respectively. The exercise price related to these options equaled the fair value of the Company's common stock at the date of grant. Accordingly, the Company has not recorded any compensation expense.

       In addition, during the year ended March 31, 2000, the Company granted 50,000 options to a consultant with an exercise price of $.01 per option in exchange for services to be rendered over a two-year period. The cost of these services is based on the fair value of the options issued in exchange for the receipt of such services. The fair value of the options represents the difference between the exercise price and the fair value of the Company's common stock. The Company will accrue for the expense over the period during which the services are provided. For the years ended March 31, 2000 and 2001, the Company recognized $12,436 and $49,750 of expense related to these services, respectively.

       As of March 31, 2001, 429,999 options were issued under this plan.

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

       During the years ended March 31, 2000 and 2001, 17,500 and 22,500 options were granted to directors with an exercise price of $2.00 per option, respectively. The exercise price related to these options equaled the fair value of the Company's common stock at the date of grant. Accordingly, the Company has not recorded any compensation expense.

       As of March 31, 2001, 40,000 options were issued under this plan.

                             ANNIE'S HOMEGROWN, INC.
                         Notes to Financial Statements
                             March 31, 2000 and 2001


       A summary of changes in common stock options is as follows:

                                                                WEIGHTED AVERAGE
                                                                    EXERCISE
                                             NUMBER OF SHARES    PRICE PER SHARE
                                             ----------------   ----------------
          Outstanding at March 31, 1999             120,088      $         5.51

              Options granted                       606,296                1.30
              Options exercised                          --                  --
              Options expired/canceled              120,088                5.51
                                             ----------------

          Outstanding at March 31, 2000             606,296                1.30

              Options granted                        28,437                2.00
              Options exercised                          --                  --
              Options expired/canceled                   --                  --
                                             ----------------
          Outstanding at March 31, 2001             634,733       $        1.33
                                             ================

       The following table summarizes information about fixed stock options outstanding at March 31, 2001:

                               OPTIONS OUTSTANDING AND EXERCISABLE
                       ----------------------------------------------------
          RANGE OF         NUMBER       WEIGHTED AVERAGE
          EXERCISE     OUTSTANDING AT      REMAINING       WEIGHTED AVERAGE
           PRICES      MARCH 31, 2001   CONTRACTUAL LIFE    EXERCISE PRICE
        ------------   --------------   ----------------   ----------------
       $    .01             96,895         103 months         $     .01
           2.00             17,500          43 months              2.00
                       --------------
       $.01 to 2.00        114,395                            $    1.30
                       ==============

       The Company applies APB Opinion No. 25 and related interpretations for its stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income and income per share would not have changed.

(10)   RAW MATERIALS FOOD COMPANY

       As of June 30, 1999, the Company reached an agreement with the remaining founder of Raw Materials to sell back to such founder the common stock of Raw Materials. In payment for the common stock, the founder will return to the Company 30,000 shares of Company common stock issued to him as consideration for the original acquisition of Raw Materials and a note in the amount of $77,000.

                             ANNIE'S HOMEGROWN, INC.
                         Notes to Financial Statements
                             March 31, 2000 and 2001

       In connection with the sale of the common stock of Raw Materials, the Company recognized a gain of $62,121 during the year ended March 31, 2000, which represents the amount by which the fair value (determined by the most recent independent appraisal) of the 30,000 shares of Annie's Homegrown, Inc. exceeds the net assets sold. The Company deferred any gain recognition of the $77,000 note receivable from Raw Materials until such time as cash flows from Raw Materials' operating activities are sufficient to fund the repayment of the note. During the years ended March 31, 2000 and 2001, the Company recognized $14,268 and $14,549 in other income relating to cash repayments on the note receivable, respectively.

(11)   ACQUISITION OF TAMARIND TREE

       On August 27, 1998, the Company acquired certain assets of The Tamarind Tree Ltd. ("Tamarind Tree") and royalties are payable by the Company to Tamarind Tree for five years at the rate of 6% annually on "adjusted net sales". Additionally, overrides are payable by the Company to Tamarind Tree for five years at the rate of 2% of all sales of certain products and sales in excess of a certain minimum amount of other products. The royalty payments will be accounted for as additional consideration for the purchase of the assets acquired and will be recorded as additional goodwill as the future royalties are earned. Royalty payments in 2000 and 2001 amounted to $38,826 and $34,281, respectively.

(12)   CONCENTRATION OF CREDIT RISK

       For the year ended March 31, 2000, Liberty, under the master distribution agreement, accounted for approximately 69% of net sales.

       One customer accounted for 42% of accounts receivable at March 31, 2000.

(13)   SUPPLIER/SOURCES OF SUPPLY

       Three vendors accounted for 42% of accounts payable at March 31, 2000, and four vendors accounted for 45% of accounts payable at March 31, 2001.

(14)   LIBERTY DISTRIBUTION AGREEMENT

       In October 1996, the Company signed a master distribution agreement with Liberty. The agreement called for Liberty to distribute all of the Company's products except for the private label and mail order lines in the continental United States. The Company consigned the products to Liberty who in turn sold the products to supermarket chains, and natural and specialty food stores. Liberty had one warehouse located in New Jersey.

                             ANNIE'S HOMEGROWN, INC.
                         Notes to Financial Statements
                             March 31, 2000 and 2001


       Liberty distributed and sold the Company's products within the territory utilizing its own sales force and sub distributors that they maintain. In addition, Liberty provided other services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and trade show participation. All promotions and slotting presentations as well as sub distributors and brokers were subject to the Company's approval.

       Under the Liberty Agreement, Liberty had to distribute any new products that the Company chose to distribute through their channels unless Liberty had a pre-existing non compete provision with another vendor. In July 1999, the Company and Liberty modified their master distribution agreement to permit the Company to sell its products directly to supermarket chains that do not buy through distributors in the New England and West Coast regions. The contract expired on December 31, 1999 with automatic renewals scheduled on a year-to-year basis. On May 31, 2000, the Company and Liberty mutually agreed to terminate the distribution agreement. According to the agreement, Liberty ceased representing the Company and the Company reimbursed Liberty for all salable inventories remaining at Liberty's warehouse. The Company also paid to Liberty the balance of Liberty's approximate earnings from the distribution agreement through the calendar year 2000.