Form 10KSB40/A
period 2001-03-31
ANNIES HOMEGROWN INC
filed 2001-07-23
CIK 890818

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

ORGANIC WHEAT SUPPLIER JOINT VENTURE

On July 11, 2001, Annie's and an organic wheat supplier (the "Supplier") entered into a joint venture transaction whereby both Annie's and the Supplier became members of a Delaware limited liability company (the "Joint Venture"). As a member of the Joint Venture, Annie's contributed, or will contribute, all goodwill and intangible assets related to the Joint Venture's business, including relationships with vendors, customers, both potential and current, and all of the Joint Venture's working capital in cash or pursuant to a line of credit (described below). The Supplier contributed, or will contribute, all of its certified organic semolina flour, durum patent flour, durum wheat, other pasta wheat-based flours and products, and other related pasta products to the Joint Venture. The Supplier has also contributed, or will also contribute to the Joint Venture, any purchase order or pending transaction, any accounts receivable, any accounts payable, and any inventory purchased that relates to the Joint Venture's business, as well as all goodwill and intangible assets related to the Joint Venture's business, including relationships with potential and current vendors and customers.

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

     **10.62           Irrevocable Proxy between Ann E. Withey and Homegrown
                       Holdings Corp. dated December 2, 1999.
     **10.63           Irrevocable Proxy between Andrew M. Martin and Homegrown
                       Holdings Corp. dated December 2, 1999.
     **10.64           Second Amendment to Employment Agreement by and between
                       Paul B. Nardone and Annie's Homegrown Inc.
     **10.65           Third Amendment to Employment Agreement by and between
                       Paul B. Nardone and Annie's Homegrown Inc. dated August
                       16, 2000
     **10.66           Amendment to the Investment and Stock Purchase Agreement
                       between Homegrown Holdings Corp and Annie's Homegrown,
                       Inc. dated October 16, 2000
     **10.67           $1,000,000 Revolving Demand Note between Warren Five
                       Cents Savings Bank and Annie's Homegrown, Inc. dated
                       November 3, 2000
     **10.68           Loan and Security Agreement between Warren Five Cents
                       Savings Bank and Annie's Homegrown, Inc. dated November
                       3, 2000
     **10.69           $1,500,000 Revolving Demand Note between Warren Five
                       Cents Savings Bank and Annie's Homegrown, Inc. dated June
                       15, 2001
     **10.70           Loan and Security Agreement between Warren Five Cents
                       Savings Bank and Annie's Homegrown, Inc. dated June 15,
                       2001
     **10.71           Limited Liability Company Agreement of Ceres Organics LLC
                       dated July 2, 2001
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