Form 10QSB
period 2001-06-30
ANNIES HOMEGROWN INC
filed 2001-08-14
CIK 890818

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________


                       Commission file number: 33-93982-LA

                             ANNIE'S HOMEGROWN, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                        06-1258214
-------------------------------                   ------------------------------
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

As of July 31, 2001, there were 1,000,000 shares of the Issuer's Series A Convertible Preferred Stock, $2.00 par value and 4,657,808 shares of the issuer's Common Stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ---      ---
================================================================================

                             ANNIE'S HOMEGROWN, INC.

                                      INDEX

                                                                      Page No.
                                                                      --------
                         Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Balance Sheet as of June 30, 2001 (unaudited)                          3

     Statements of Operations for the Three
         Months Ended June 30, 2000 and 2001 (unaudited)                    4

     Statements of Cash Flows for the Three
         Months Ended June 30, 2000 and 2001 (unaudited)                    5

     Notes to Financial Statements (unaudited)                            6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS                                 7-11


                        Part II. Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   12
         Signatures                                                        12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             ANNIE'S HOMEGROWN, INC.
                                  Balance Sheet
                                    Unaudited
                                  June 30, 2001
                                  -------------

                                     Assets

     ---------------------------------------------------------------------------
     Current assets
          Cash and cash equivalents                                $    70,849
          Accounts receivable                                        1,381,513
          Note receivable-related party                                379,000
          Inventory                                                  1,601,759
          Other current assets                                          46,222
                                                                   -----------
              Total current assets                                   3,479,343


     Office equipment                                                  316,866
     Accumulated depreciation                                         (174,164)
                                                                   -----------
     Office equipment, net                                             142,702

     Goodwill, net of amortization                                     304,836
     Note receivable, net of deferred gain                                --
     Other assets                                                      124,284
                                                                   -----------

              Total assets                                         $ 4,051,165
                                                                   ===========

                      Liabilities and Stockholders' Equity

     Current liabilities

         Line of credit                                            $   382,262
         Accounts payable, trade                                     1,178,950
         Accrued expenses                                              252,243
                                                                   -----------
              Total current liabilities                              1,813,455

     Commitments
     Stockholders' equity
         Series A convertible preferred stock, $2.00 par value
           Authorized 1,000,000 shares
           issued and outstanding 1,000,000 shares
         Common stock, $.001 par value                                   4,882
           Authorized 10,000,000 shares
           issued 4,881,674 shares
         Additional paid in capital                                  2,712,272
         Accumulated deficit                                        (1,744,365)
         Notes receivable stockholders                                (278,427)
         Treasury stock, 223,866 common shares at cost                (287,292)
         Deferred compensation                                        (169,360)

              Total stockholders' equity                             2,237,710
                                                                   -----------
              Total liabilities and stockholders' equity           $ 4,051,165
                                                                   ===========

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Operations
                                    Unaudited

                                                                Three months ended
                                                                     June 30,
                                                                     --------
                                                               2000             2001
                                                           -----------      -----------
Net sales                                                  $ 2,079,752      $ 3,103,541

Cost of sales                                                1,131,239        1,743,152
                                                           -----------      -----------

         Gross profit                                          948,513        1,360,389

Operating expenses:
      Selling                                                  757,357        1,197,328
      General and administrative                               386,141          322,935
      Slotting fees                                             95,834           79,984

         Total operating expenses                            1,239,332        1,600,247

         Operating income (loss)                              (290,819)        (239,858)

Other income (expense):
      Interest expense and other charges                        (5,305)          (5,375)
      Interest and other income                                 20,961            8,781
                                                           -----------      -----------
         Other income (expense)                                 15,656            3,406

         Income (loss) before income tax expense              (275,163)        (236,452)


Income tax expense                                                --               --
                                                           -----------      -----------

         Net income (loss)                                 $  (275,163)     $  (236,452)
                                                           ===========      ===========



Weighted average common shares outstanding (in 000's):
                   Basic                                         4,710            4,658
                   Diluted                                       4,710            4,658

Net income (loss) per share:
                   Basic                                          (.06)            (.05)
                   Diluted                                        (.06)            (.05)

                                       4

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Cash Flows
                                    Unaudited

                                                                            Three months ended
                                                                                 June 30,
                                                                                -----------
                                                                            2000           2001
                                                                          ---------      ---------
Cash flows from operating activities:
    Net income (loss)                                                     $(275,163)     $(236,452)
    Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
        Depreciation and amortization                                        18,000         19,500
        Stock compensation to employees                                      15,396         15,394
        Changes in
           Accounts receivable                                             (141,609)       768,000
           Note receivable-related party                                       --         (379,000)
           Inventory                                                        222,230       (174,403)
           Other assets                                                       5,836         (6,743)
           Note receivable, stockholders                                     18,121         13,731
           Accounts payable, trade                                          (63,116)       313,252
           Accrued expenses                                                (128,653)        (3,262)
                                                                          ---------      ---------
                  Net cash (used in) provided by operating activities      (328,958)       330,017

Cash flows from investing activities:
    Acquisition of Tamarind Tree brand                                       (6,157)        (9,011)

    Purchases of equipment                                                  (27,623)       (15,644)
                                                                          ---------      ---------
                  Net cash (used in) investing activities                   (33,780)       (24,655)

Cash flows from financing activities:
    Net borrowings (payments) on line of credit                                --             --
                  Net cash (used in) provided by financing activities         8,600       (313,336)

Net (decrease) increase in cash and cash equivalents                       (354,138)        (7,974)
Cash and cash equivalents, beginning of period                              452,903         78,823
                                                                          ---------      ---------
Cash and cash equivalents, end of period                                  $  98,765      $  70,849
                                                                          =========      =========

Supplemental disclosure of cash flow information
Cash paid for interest                                                    $     130      $   5,375
                                                                          =========      =========
Cash paid for income taxes                                                $    --        $    --
                                                                          =========      =========

ANNIE'S HOMEGROWN, INC. NOTES TO
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2001, its results of operations for the three month periods ended June 30, 2000 and 2001, and its cash flows for the three month periods ended June 30, 2000 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001, on file with the Securities and Exchange Commission.

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

The Company recognized a gain of $62,121 on the aforementioned sale of the common stock of RMFC, which represents the amount by which the fair value of the 30,000 shares of Annie's Homegrown, Inc. exceeds the net assets sold. The Company deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as cash flows from RMFC's operating activities are sufficient to fund the repayment of the note. At June 30, 2001, the balance of the note receivable is $48,183.

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

Three Months Ended June 30, 2001                   Net Loss              Weighted Average Shares           Per Share Data
--------------------------------
Basic loss per common share                         $(236)                        4,568                       $(.05)
Conversion of Preferred Stock                         ---                           ---                         ---
Stock options                                         ---                           ---                         ---
Diluted loss per common share                       $(236)                        4,568*                      $(.05)

*For the quarter ended June 30, 2001, stock options for shares of common stock totaling 114 thousand were outstanding and 1 million shares of convertible preferred stock were not included in the calculation of diluted income per common share because the effect was anti-dilutive.

NOTE 4 - LINE OF CREDIT

On November 3, 2000, the Company entered into a $1,000,000 line of credit with a bank that is secured by all of the assets of the Company. The line of credit provides for interest at prime plus 1%. On June 15, 2001, the Company increased the line of credit to $1,500,000. The balance borrowed on the line at June 30, 2001 is $382,262 leaving $1,117,738 remaining open on the line of credit.

NOTE 5 - JOINT VENTURE

In April 2001, the Company and Ceres Organic Harvest, Inc. (the "Supplier") entered into a joint venture transaction where each company has a 50% beneficial ownership interest in the joint venture. The net profits and net losses of the joint venture for each fiscal year will be allocated equally between the Company and the Supplier and be accounted for on the Company's books using the equity method of accounting. Under the joint venture agreement, the Company will provide to the joint venture a demand line of credit at the same interest rate as what the Company is charged by its bank. The line of credit is being carried on the Company's books as a note receivable from a related party.

For the three months ended June 30, 2001, there were no earnings or losses. The Company purchased $70,585 of organic wheat from its joint venture, Ceres Organic LLC, for the three months ended June 30, 2001. In addition, the Company received $9,280 for management fees for the services and expenses provided to the joint venture for the three months ended June 30, 2001. At the end of the quarter, June 30, 2001, Ceres owed the Company under the demand line of credit and the Company owed Ceres $1,781 that is included in accounts payable in the accompanying balance sheet.

NOTE 6 - RELATED PARTY

The Company retained Napa Valley Kitchens ("NVK") on June 1, 2000 to provide services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and marketing support. All promotions and slotting presentations are subject to the Company's approval. NVK is owned by Homegrown Natural Foods, Inc., the Company's majority stockholder. During the three months ended June 30, 2001, the Company paid NVK $57,567 for these services. As of June 30, 2001, the Company owed NVK $55,563, which is included in accounts payable in the accompanying balance sheet.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to June 30, 2001, the Company formed HomeGrown Licensed Brands, Inc., a Delaware corporation ("Licensed Brands"), as a joint venture with Joseph Viviano, a consultant to the Company. The Company and Mr. Viviano each have a 50% beneficial ownership interest in Licensed Brands. The purpose of Licensed Brands is to manufacture and sell pasta products utilizing trademarks licensed from other companies. Licensed Brands will be initially capitalized with $100,000, $50,000 of which has been contributed by the Company. In addition, the two stockholders of Licensed Brands are each obligated to contribute an additional $25,000 if necessary to satisfy the working capital needs of Licensed Brands.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                                    OVERVIEW

Annie's Homegrown, Inc. sells premium totally natural and organic products to the natural food, specialty food, supermarket and club store trades. The pasta products include ten macaroni and cheese dinners under the Annie's brand name, four canned pasta meals, and five Annie's Pasta Meals that combine different pasta shapes with five sauce recipes. The Company, from its Tamarind Tree acquisition, sells eight different heat and serve vegetarian food entrees in the Indian cuisine tradition. The Company also has agreements with specialty retailers to provide private label house brands.

The Company's products are sold to natural and specialty food stores and supermarket chains either via distributors across the country and Canada or directly to supermarket chains in the New England and West coast regions. The Company maintains public warehouses to fulfill orders.

                           FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the terms "anticipates", "expects", "estimates", "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in Item 2., Management's Discussion and Analysis, relating to the sufficiency of funds for the Company's working capital requirements during 2001 and the Company's expectation that future cash flow will continue to be provided from operations are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to: (i) competitive factors in the market place; (ii) relative mix of sales through distributors and direct to supermarkets; (iii) fluctuation in quarterly and annual operating results due to seasonality (e.g. macaroni and cheese is consumed mostly during colder months of the year) and based on the Company's promotional schedule; (iv) dependence on key personnel;
(v) availability and cost of capital; (vi) consumers' tastes and preferences on current products as well as acceptance of new product introductions; and (vii) general economic conditions, among others. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-KSB for the year ended March 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

NET SALES. Net sales increased by $1,023,789 or 49.23% from $2,079,752 in 2000 to $3,103,541 in 2001. The net sales increase was the result of an increase in: our regular macaroni and cheese line which includes the new cheddar mac, sales in club stores, organic macaroni and cheese, microwavable macaroni and cheese, and private label sales.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 45.61% in 2000 to 43.83% in 2001. This decrease was a result of the product mix. The product mix is shifting more to lower margin products.

SELLING EXPENSES. Selling expenses increased by $439,971 or 58.09% from $757,357 in 2000 to $1,197,328 in 2001 and increased as a percentage of net sales from 36.42% in 2000 to 38.58% in 2001. The selling expense increase was the result of increased selling and marketing expenses as a result of a more competitive marketplace and higher freight costs due to increased freight rates that include fuel surcharges.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $63,206 or 16.37% from $386,141 in 2000 to $322,935 in 2001 and decreased as a percentage of net sales from 18.57% in 2000 to 10.41% in 2001. The decrease in general and administrative expenses is a result of higher payroll and related costs offset by a decrease in the management fee over last year's quarter. The management fee for 2000 included the termination fee for terminating the Liberty Richter distribution agreement as of May 31, 2000.

SLOTTING FEES. Slotting expenses decreased by $15,850 or 16.54% from $95,834 in 2000 to $79,984 in 2001, and decreased as a percentage of net sales from 4.61% in 2000 to 2.58% in 2001. According to the Company's plan, slotting fees are spent to expand the Company's product lines into existing markets as well as distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges increased by $70 from $5,305 in 2000 to $5,375 in 2001 and decreased as a percentage of net sales from 0.26% in 2000 to 0.17% in 2001. The increase in interest expense and other charges is the result of higher borrowings under the line of credit.

INTEREST AND OTHER INCOME. Interest and other income decreased by $12,180 from $20,961 in 2000 to $8,781 in 2001 and decreased as a percentage of net sales from 1.01% in 2000 to 0.28% in 2001. The decrease was a result of recognizing income from fees for inserting coupons into boxes in 2000 but not in 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through a public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At June 30, 2001, the Company had a working capital surplus of $1,665,888, which is a decrease of $215,674 from a working capital surplus of $1,881,562 at March 31, 2001. The decrease in the working capital was attributable to funding the losses for the quarter.

Net cash provided by operating activities for the three months ended June 30, 2001 was $330,017 resulting primarily from a decrease in accounts receivable and an increase in accounts payable offset by a net loss and an increase in inventory.

Net cash used in investing activities consisted of expenditures totaling $24,655, which related to additional purchase price in the form of the ongoing royalty in connection with the purchase of the Tamarind Tree brand and the purchase of office equipment.

HOMEGROWN NATURAL FOODS, INC.

On December 2, 1999, Homegrown Holdings Corp., now known as Homegrown Natural Foods, Inc., a corporation that was previously unaffiliated with us ("Homegrown Natural"), purchased one million shares of Series A Convertible Preferred Stock for $2 million. The Series A Convertible Preferred Stock, in the aggregate, has voting rights equivalent to one million shares of Common Stock. The Series A Convertible Preferred Stock carries the right to be converted into an equal number of shares of Common Stock and participates in dividends at the same rate as the Common Stock.

ORGANIC WHEAT JOINT VENTURE

In April 2001, the Company and Ceres Organic Harvest, Inc. (the "Supplier") entered into a joint venture transaction (the "Organic Wheat Joint Venture"). The Company and the Supplier each have a 50% beneficial ownership interest in the Organic Wheat Joint Venture. The net profits and net losses of the Organic Wheat Joint Venture for each fiscal year will be allocated equally between the Company and the Supplier.

Pursuant to the terms of the Organic Wheat Joint Venture's Limited Liability Company Agreement, responsibility for the business and affairs of the Organic Wheat Joint Venture has been allocated between the Company and the Supplier. We are responsible for providing the Joint Venture's financial accounting, marketing and administrative functions and the Supplier is responsible for providing the other operational functions, including sourcing, manufacturing, marketing, purchasing, logistics, maintaining compliance with organic certification rules and regulations, and quality control. The Company and the Supplier each receive monthly management fees to reimburse them for the services they provide to the Organic Wheat Joint Venture and out-of-pocket costs they will each render on behalf of the Organic Wheat Joint Venture. In connection with this transaction, the Supplier assigned its five-year term supply agreement with us to the Organic Wheat Joint Venture.

Under the terms of the Organic Wheat Joint Venture agreement, we have the option to purchase the Supplier's interest in the Organic Wheat Joint Venture in June 2006 for a price equal to one times the Organic Wheat Joint Venture's net operating profit after interest and depreciation and before taxes, for the then previous twelve consecutive months.

LICENSED BRANDS JOINT VENTURE

On July 5, 2001, we formed HomeGrown Licensed Brands, Inc., a Delaware corporation ("Licensed Brands"), as a joint venture with Joseph Viviano, a consultant to the Company. The Company and Mr. Viviano each have a 50% beneficial ownership interest in Licensed Brands. The purpose of Licensed Brands is to manufacture and sell pasta products utilizing trademarks licensed from other companies. Licensed Brands was initially capitalized with $100,000, $50,000 of which has been contributed by the Company. In addition, the two stockholders of Licensed Brands are each obligated to contribute an additional $25,000 if necessary to satisfy the working capital needs of Licensed Brands. In addition to his capital contribution, Mr. Vivano is responsible for certain operations and management of Licensed Brands, including identifying trademarks to be licensed by Licensed Brands.

CAPITAL NEEDS

Our strategy is to continue to expand its supermarket distribution nationally in addition to developing new and unique all natural and organic food products to sell to its existing customer base.

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

In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective April 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

As of the date of adoption, the Company expects to have unamortized goodwill in the approximate amount of $315,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $30,000 and $4,800 for the year ended March 31, 2001 and the three months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     None

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

                                      Annie's Homegrown, Inc.
                                      -----------------------
                                           (Registrant)


Date:  August 14, 2001                /s/ Paul B. Nardone
                                      ---------------------------------
                                           Paul B. Nardone
                                           President and Chief Executive Officer

Date:  August 14, 2001                /s/ Neil Raiff
                                      ----------------------------
                                           Neil Raiff
                                           Chief Financial Officer & Treasurer