Form 10QSB
period 2001-09-30
ANNIES HOMEGROWN INC
filed 2001-11-14
CIK 890818

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ____________ to ____________

                       Commission file number: 33-93982-LA

                             Annie's Homegrown, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                      06-1258214
---------------------------------               --------------------------------
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

                                      NONE
 -------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
    Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

As of October 31, 2001, there were 1,000,000 shares of the Issuer's Series A Convertible Preferred Stock, $2.00 par value and 4,657,808 shares of the issuer's Common Stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes _____   No __X__

================================================================================

                             ANNIE'S HOMEGROWN, INC.

                                      INDEX

                                                                      Page No.
                                                                      --------

                          Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

        Balance Sheet as of September 30, 2001 (unaudited)              3

        Statements of Operations for the Three and Six Months
               Ended September 30, 2000 and 2001 (unaudited)            4

        Statements of Cash Flows for the Six Months
               Ended September 30, 2000 and 2001 (unaudited)            5

        Notes to Consolidated Financial Statements                      6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION                              8-12


                            Part II Other Information


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                12

               Signatures                                               12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             ANNIE'S HOMEGROWN, INC.
                                  Balance Sheet
                                    Unaudited
                               September 30, 2001
                               ------------------

                                     Assets

Current assets
      Cash and cash equivalents                                           $   270,795
      Accounts receivable                                                   2,180,801
      Note receivable-related party                                           234,000
      Inventory                                                             1,819,749
      Other current assets                                                    127,843
                                                                          -----------
               Total current assets                                         4,633,188

Office equipment, plates and dies                                             325,661
Accumulated depreciation                                                     (188,864)
                                                                          -----------
Office equipment, plates and dies, net                                        136,797
Goodwill, net of amortization                                                 311,604
Note receivable, net of deferred gain                                            --
Other assets                                                                  163,666
                                                                          -----------
       Total assets                                                       $ 5,245,255
                                                                          ===========


              Liabilities and Stockholders' Equity

Current liabilities
      Line of credit                                                      $   663,750
      Accounts payable, trade                                               1,725,300
      Accrued expenses                                                        377,184
                                                                          -----------
               Total current liabilities                                    2,766,234

Commitments


Stockholders' equity
      Series A convertible preferred stock, $2.00 par value                 2,000,000
         Authorized 1,000,000 shares
         issued and outstanding 1,000,000 shares
        Common stock, $.001 par value                                           4,882
         Authorized 10,000,000 shares
         issued 4,881,674 shares
      Additional paid in capital                                            2,712,272
      Accumulated deficit                                                  (1,532,183)
      Notes receivable stockholders                                          (264,694)
      Treasury stock, 223,866 common shares at cost                          (287,292)
      Deferred compensation                                                  (153,964)
                                                                          -----------
               Total stockholders' equity                                   2,479,021
                                                                          -----------

               Total liabilities and stockholders' equity                 $ 5,245,255
                                                                          ===========

                             ANNIE'S HOMEGROWN, INC.
                      Consolidated Statements of Operations
                                    Unaudited

                                                                       Three months ended                   Six months ended
                                                                           September 30,                      September 30,
                                                                           ------------                       ------------
                                                                      2000              2001              2000              2001
                                                                  -----------       -----------       -----------       -----------
Net sales                                                         $ 3,522,652       $ 4,039,426       $ 5,602,405       $ 7,142,968

Cost of sales                                                       1,843,204         2,209,341         2,974,444         3,952,493
                                                                  -----------       -----------       -----------       -----------
          Gross profit                                              1,679,448         1,830,085         2,627,961         3,190,475

Operating expenses:
         Selling                                                    1,113,627         1,197,923         1,860,301         2,384,568
         General and administrative                                   257,379           360,069           654,506           693,689
         Slotting fees                                                 64,949            58,604           160,483           138,588
                                                                  -----------       -----------       -----------       -----------
               Total operating expenses                             1,435,955         1,616,596         2,675,290         3,216,845
                                                                  -----------       -----------       -----------       -----------
               Operating income (loss)                                243,493           213,489           (47,329)          (26,370)

Other income (expense):
         Interest expense and other charges                            (1,578)           (9,738)           (6,882)          (15,113)
         Interest and other income                                     36,707             8,431            57,670            17,213
                                                                  -----------       -----------       -----------       -----------

               Other income (expense)                                  35,129            (1,307)           50,788             2,100
                                                                  -----------       -----------       -----------       -----------

               Income (loss) before income tax expense                278,622           212,182             3,459           (24,270)

Income tax expense                                                       --                --                --                --
                                                                  -----------       -----------       -----------       -----------

               Net income (loss)                                  $   278,622       $   212,182       $     3,459       $   (24,270)
                                                                  ===========       ===========       ===========       ===========
Weighted average common shares
   outstanding (in 000's):

               Basic                                                    4,708             4,658             4,708             4,658
               Diluted                                                  5,779             5,882             5,779             4,658

Net income (loss) per share:
               Basic                                                      .06               .05               .00              (.01)
               Diluted                                                    .05               .04               .00              (.01)

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Cash Flows
                                    Unaudited

                                                                                                Six months ended
                                                                                                  September 30,
                                                                                                ----------------
                                                                                        2000                       2001
                                                                                     -----------                -----------
Cash flows from operating activities:
      Net income (loss)                                                              $     3,459                $   (24,270)
      Adjustments to reconcile net income (loss) to net cash
       (used in) provided by operating activities:
            Depreciation and amortization                                                 36,000                     39,000
            Stock compensation to employees/directors                                     30,791                     30,790
            Changes in
              Accounts receivable, trade                                              (1,049,143)                   (31,288)
              Note receivable-related party                                                 --                     (234,000)
              Inventory                                                                  174,559                   (392,393)
              Other assets                                                                (7,125)                  (127,746)
              Note receivable, stockholders                                               31,853                     27,464
              Accounts payable, trade                                                    448,290                    859,602
              Accrued expenses                                                           (70,735)                   121,679
                                                                                     -----------                -----------
                   Net cash (used in) provided by operating activities                  (402,051)                   268,838

Cash flows from investing activities:
      Acquisition of Tamarind Tree brand                                                 (15,062)                   (20,579)
      Purchases of equipment                                                             (40,782)                   (24,439)
                                                                                     -----------                -----------
                   Net cash (used in) investing activities                               (55,844)                   (45,018)

Cash flows from financing activities:                                                    225,000                    (31,848)
      Net borrowings (payments) on line of credit                                           --                         --
                   Net cash (used in) provided by financing activities                   225,000                    (31,848)

Net (decrease) increase in cash and cash equivalents                                    (232,895)                   191,972
Cash and cash equivalents, beginning of period                                           452,903                     78,823
                                                                                     -----------                -----------
Cash and cash equivalents, end of period                                             $   220,008                $   270,795
                                                                                     ===========                ===========

Supplemental disclosure of cash flow information
Cash paid for interest                                                               $     6,882                $    15,113
                                                                                     ===========                ===========
Cash paid for income taxes                                                           $      --                  $      --
                                                                                     ===========                ===========

ANNIE'S HOMEGROWN, INC. NOTES TO
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 2001, its results of operations for the three and six month periods ended September 30, 2000 and 2001, and its cash flows for the six month period ended September 30, 2000 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001, on file with the Securities and Exchange Commission.

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

The Company recognized a gain of $62,121 on the aforementioned sale of the common stock of RMFC, which represents the amount by which the fair value of the 30,000 shares of Annie's Homegrown, Inc. exceeds the net assets sold. The Company deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as cash flows from RMFC's operating activities are sufficient to fund the repayment of the note. At September 30, 2001, the balance of the note receivable is $48,183.


NOTE 3 - EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted income/(loss) per common share of the Company's reported net income/(loss) is as follows (in thousands except per share data):


Three Months Ended Sept. 30, 2000            Net Income      Weighted Average Shares      Per Share Data
---------------------------------
Basic income per common share                   $ 279                 4,708                    $ .06
Conversion of Preferred Stock                    ---                  1,000                     ---
Stock options                                    ---                     71                     ---
Diluted income per common share                 $ 279                 5,779                    $ .05


Three Months Ended Sept. 30, 2001
---------------------------------            Net Income      Weighted Average Shares      Per Share Data
Basic income per common share                   $ 212                 4,658                    $ .05
Conversion of Preferred Stock                    ---                  1,000                     ---
Stock options                                    ---                    224                     ---
Diluted income per common share                 $ 212                 5,882                    $ .04


Six Months Ended Sept 30, 2000
------------------------------               Net Income      Weighted Average Shares      Per Share Data
Basic income per common share                    $ 3                  4,708                    $.00
Conversion of Preferred Stock                    ---                  1,000                     ---
Stock options                                    ---                     71                     ---
Diluted income per common share                  $ 3                  5,779                    $.00


Six Months Ended Sept 30, 2001
------------------------------                Net Loss       Weighted Average Shares      Per Share Data
Basic loss per common share                    $ (24)                 4,658                   $(.01)
Conversion of Preferred Stock                    ---                   ---                      ---
Stock options                                    ---                   ---                      ---
Diluted loss per common share                  $ (24)                 4,658                   $(.01)


*For the six months ended September 30, 2001, stock options for shares of common stock totaling 224 thousand were outstanding and 1 million shares of convertible preferred stock were not included in the calculation of diluted income per common share because the effect was anti-dilutive.

NOTE 4 - LINE OF CREDIT

On November 3, 2000, the Company entered into a $1,000,000 line of credit with a bank that is secured by all of the assets of the Company. The line of credit provides for interest at prime plus 1%. On June 15, 2001, the Company increased the line of credit to $1,500,000. The balance borrowed on the line at September 30, 2001 is $663,750 leaving $836,250 remaining open on the line of credit.

NOTE 5 - JOINT VENTURES

Ceres Organic, LLC.
-------------------
In April 2001, the Company and Ceres Organic Harvest, Inc. (the "Supplier") entered into a joint venture transaction where each company has a 50% beneficial ownership interest in the joint venture. The net profits and net losses of the joint venture for each fiscal year will be allocated equally between the Company and the Supplier and be accounted for on the Company's books using the equity method of accounting. Under the joint venture agreement, the Company will provide to the joint venture a demand line of credit at the same interest rate as what the Company is charged by its bank. The line of credit is being carried on the Company's books as a note receivable from a related party.

For the six months ended September 30, 2001, the results of operations were not significant. The Company purchased $202,782 of organic wheat from its joint venture, Ceres Organic LLC, for the six months ended September 30, 2001. In addition, the Company received $20,700 for management fees for the services and expenses provided to the joint venture for the six months ended September 30, 2001. At the end of the quarter, September 30, 2001, Ceres owed the Company under the demand line of credit and the Company owed Ceres $2,782 that is included in accounts payable in the accompanying balance sheet.

HomeGrown Licensed Brands, Inc.
-------------------------------
In July 2001, the Company formed HomeGrown Licensed Brands, Inc., a Delaware corporation ("Licensed Brands"), as a joint venture with Joseph Viviano, a consultant to the Company. The Company and Mr. Viviano each have a 50% beneficial ownership interest in Licensed Brands. The purpose of Licensed Brands is to manufacture and sell pasta products utilizing trademarks licensed from other companies. Licensed Brands was initially capitalized with $100,000, $50,000 of which has been contributed by the Company. In addition, the two stockholders of Licensed Brands are each obligated to contribute an additional $25,000 if necessary to satisfy the working capital needs of Licensed Brands.

For the six months ended September 30, 2001, the results of operations were not significant. The Company received $6,000 for management fees for the services and expenses provided to the joint venture for the six months ended September 30, 2001.

NOTE 6 - RELATED PARTY

The Company retained Napa Valley Kitchens ("NVK") on June 1, 2000 to provide services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and marketing support. All promotions and slotting presentations are subject to the Company's approval. NVK is owned by Homegrown Natural Foods, Inc., the Company's majority stockholder. During the six months ended September 30, 2001 and 2000, the Company incurred expenses of $140,247 and $56,502, respectively, for these services. As of September 30, 2001, the Company owed NVK $248,278, which is included in accounts payable in the accompanying balance sheet.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001

NET SALES. Net sales increased by $1,540,563 or 27.5% from $5,602,405 in 2000 to $7,142,968 in 2001. The net sales increase was the result of an increase in our regular macaroni and cheese line, which includes the new cheddar mac, sales in club stores, organic macaroni and cheese, microwavable macaroni and cheese, and private label sales.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 46.91% in 2000 to 44.67% in 2001. This decrease was a result of the product mix. The product mix is shifting more to lower margin products.

SELLING EXPENSES. Selling expenses increased by $524,267 or 28.18% from $1,860,301 in 2000 to $2,384,568 in 2001 and increased as a percentage of net sales from 33.21% in 2000 to 33.38% in 2001. The selling expense increase was the result of increased selling and marketing expenses as a result of a more competitive marketplace and higher warehouse costs due to expanding our West Coast warehouse operations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $39,183 or 5.99% from $654,506 in 2000 to $693,689 in 2001 and decreased as a percentage of net sales from 11.68% in 2000 to 9.71% in 2001. The increase in general and administrative expenses is a result of higher payroll and related costs and legal costs offset by a decrease from last year in the management fee paid to Liberty, its distributor in 2000. The management fee for 2000 also included a termination fee for terminating the Liberty Richter distribution agreement as of May 31, 2000.

SLOTTING FEES. Slotting expenses decreased by $21,895 or 13.64% from $160,483 in 2000 to $138,588 in 2001, and decreased as a percentage of net sales from 2.86% in 2000 to 1.94% in 2001. According to the Company's plan, slotting fees were spent to expand the Company's product lines into existing markets as well as distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges increased by $ 8,231from $6,882 in 2000 to $15,113 in 2001 and increased as a percentage of sales from 0.12% in 2000 to 0.21% in 2001. The increase in interest expense and other charges is the result of higher borrowings under the Line of Credit.

INTEREST AND OTHER INCOME. INTEREST and other income decreased by $40,457 from $57,670 in 2001 to $17,213 in 2001 and decreased as a percentage of net sales from 1.03% in 2000 to 0.24% in 2001. The decrease was a result of recognizing income from fees for inserting coupons into boxes in 2000 but not in 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES. Net sales increased by $516,774 or 14.67% from $3,522,652 in 2000 to $4,039,426 in 2001. The net sales increase was the result of an increase in new cheddar mac sales, sales in club stores, organic macaroni and cheese, canned meals, microwavable macaroni and cheese, and private label sales.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 47.68% in 2000 to 45.31% in 2001. This decrease was a result of the product mix. The product mix is shifting more to lower margin products.

SELLING EXPENSES. Selling expenses increased by $84,296 or 7.57% from $1,113,627 in 2000 to $1,197,923 in 2001 and decreased as a percentage of net sales from 31.61% in 2000 to 29.66% in 2001. The decrease in selling expenses as a percentage of net sales reflected fewer promotions on continuing product sales and lower freight costs due to combining orders with Homegrown Natural Foods, Inc.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $102,690 or 39.90% from $257,379 in 2000 to $360,069 in 2001 and increased as a percentage of net sales from 7.31% in 2000 to 8.91% in 2001 The increase in general and administrative expenses is a result of higher payroll and related costs and legal costs.

SLOTTING FEES. Slotting expenses decreased by $6,345 or 9.77% from $64,949 in 2000 to $58,604 in 2001, and decreased as a percentage of net sales from 1.84% in 2000 to 1.45% in 2001. According to the Company's plan, slotting fees were spent to expand the Company's product lines into existing markets as well as distribution into new markets. These slotting fees are required by most supermarkets and are expensed at the time of product introduction.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges increased by $8,160 from $1,578 in 2000 to $9,738 in 2001 and increased as a percentage of sales from 0.04% in 2000 to 0.24% in 2000. The increase in interest expense and other charges is the result of higher borrowings under the Line of Credit.

INTEREST AND OTHER INCOME. Interest and other income decreased by $28,276 from $36,707 in 2000 to $8,431 in 2001 and decreased as a percentage of sales from 1.04% in 2000 to 0.21% in 2001. The decrease was a result of recognizing income from fees for inserting coupons into boxes in 2000 but not in 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through a public offering of Common Stock, private sale of equity (both Common and Preferred Stock) and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At September 30, 2001, the Company had a working capital surplus of $1,866,954, which is a decrease of $14,608 from a working capital surplus of $1,881,562 at March 31, 2001. The decrease in the working capital was attributable to funding the losses for the six months ended September 30, 2001.

Net cash provided by operating activities for the six months ended September 30, 2001 was $268,838 resulting primarily from an increase in accounts payable and accrued expenses offset by an increase in the note receivable from the related party and inventory.

Net cash used in investing activities consisted of expenditures totaling $45,018, which related to additional purchase price in the form of the ongoing royalty in connection with the purchase of the Tamarind Tree brand and the purchase of office equipment and plates and dies.

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

LICENSED BRANDS JOINT VENTURE

On July 5, 2001, we formed HomeGrown Licensed Brands, Inc., a Delaware corporation ("Licensed Brands"), as a joint venture with Joseph Viviano, a consultant to the Company. The Company and Mr. Viviano each have a 50% beneficial ownership interest in Licensed Brands. The purpose of Licensed Brands is to manufacture and sell pasta products utilizing trademarks licensed from other companies. Licensed Brands was initially capitalized with $100,000, $50,000 of which has been contributed by the Company. In addition, the two stockholders of Licensed Brands are each obligated to contribute an additional $25,000 if necessary to satisfy the working capital needs of Licensed Brands. In addition to his capital contribution, Mr. Viviano is responsible for certain operations and management of Licensed Brands, including identifying trademarks to be licensed by Licensed Brands.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the approximate amount of $315,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $30,000 and $9,600 for the year ended March 31, 2001 and the six months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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


                                           Annie's Homegrown, Inc.
                                           -----------------------
                                                 (Registrant)


Date:  November 14, 2001                   /s/ Paul B. Nardone
                                           ---------------------------------
                                           Paul B. Nardone
                                           President and Chief Executive Officer


Date:  November 14, 2001                   /s/ Neil Raiff
                                           ----------------------------
                                           Neil Raiff
                                           Chief Financial Officer & Treasurer