Form 10KSB40/A
period 2001-03-31
ANNIES HOMEGROWN INC
filed 2002-01-10
CIK 890818

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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
                             -----------------------
        (Exact name of Small Business Issuer as specified in its charter)

             DELAWARE                                       06-1258214
             --------                                       ----------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                      395 MAIN STREET, WAKEFIELD, MA 01880
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

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

We use contract packers to manufacture our products according to strict specifications, which include the recipes, ingredients, graphics and packaging for our products. Our products are sold primarily through distributors to supermarkets and natural and specialty food stores. We also manufacture private label macaroni and cheese house brands for retailers. In the natural food stores, our original products are distributed nationally along with the new products being introduced on a national scale. In the supermarkets, we are sold through approximately 99% of the stores in the Northeast and approximately 96% of the stores in Northern California. We continue to expand into the Mid Atlantic, Rocky Mountain and Central U.S. markets with both existing products as well as new products. Our strategy is to expand our supermarket distribution nationally in addition to developing new and unique all natural and organic food products to sell to our existing customer base.

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

In the quarter ended September 1998, we reintroduced a new line of five all natural pasta dinners called Annie's Pasta Meals. We responded to our consumer requests to reduce the amount of unused cardboard packaging by adding more pasta and cheese to each box thus reducing the amount of unused cardboard packaging. The meals combine different pasta shapes with five sauce recipes with simple cooking directions. Annie's Pasta Meals include the following:

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

In the mass markets, we sell in large supermarket chains such as STOP AND SHOP in New England and SAFEWAY STORES in California. We currently have penetrated all of the major supermarket chains in New England, and sell in several major supermarket chains in New York and California. In 2001, we expanded our business to include club stores such as Costco. We continue to expand our sales area to include major supermarkets in the Mid-Atlantic, Rocky Mountain, and Central regions. Currently, we sell in approximately 40% of the supermarkets in those regions.

Our products are also sold in natural food markets and specialty food stores, such as WHOLE FOODS and WILD OATS, and to select natural and specialty food distributors. Buying practices of natural and specialty food stores are highly selective due to the nature of the retailers, which reflect their customers' demands for both natural and premium quality products. According to Spence Information Services which is the only sales information service catering to the natural food trade, Annie's was the Number 1 ranked brand, based on total dollar sales and total unit sales, in the Entree and Mixes category with the top two selling items in that category for the 52-week period ended March 31, 2001.

Annie's uses food brokers to represent the Company in contacting distributors and retailers. Food brokers are under contract directly with Annie's. Regional managers supplied by Napa Valley Kitchens (or formerly Liberty Richter) manage the food brokers. Regional managers and food brokers present our products to a supermarket or distributor buyer using our sales and marketing presentation. The key competitive factors in influencing a purchasing decision by the buyer include the product quality, packaging, sales history, profitability, and consumer demand. If a buyer decides to accept our product, other issues such as the cost of acquiring shelf space (slotting fees) and our specific commitments to marketing programs are negotiated. Introductory slotting fees and marketing programs often vary from account to account. Emphasizing the selling features of our products, our brokers attempt to negotiate the lowest slotting cost. Slotting fees can take the form of cash payments and/or free product allowances. Utilizing our brokers' knowledge regarding specific accounts, we tailor our introductory marketing program to each new account.

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

Since June 1, 2000, we have been selling our products directly to our distributors. We retained Napa Valley Kitchens to provide certain services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales and allowances. All promotions and slotting presentation are subject to the Company's approval. Napa Valley Kitchens is a subsidiary of Homegrown Natural Foods, Inc., which acquired control of us in December 1999.

The Company's sales strategy is to continue to expand our supermarket distribution nationally. By examining market research data, Annie's determines the areas of the country in which it needs to improve distribution. Those areas are then examined for the size of the macaroni and cheese market. Annie's then determines which markets to enter by comparing the size of the market with the size of our current distribution, concentrating on the larger markets. In addition, Annie's continues to develop new and unique all natural and organic food products to sell to our existing customers. New products are introduced based on conditions in the market place. No material increase in development of new products is planned.

CONSUMERS

Our products are marketed toward mothers, children and young adults. These three groups are the primary purchasers in the macaroni and cheese dinner category. We believe our consumers are people who prefer to buy a natural, better-tasting product and are willing to pay a premium price.

We rely primarily on brand loyalty and word of mouth to promote our products. Our marketing strategy is designed to encourage consumers to try our products for the first time and develop brand loyalty. We accomplish this by continually educating consumers about the differences between our all natural products and the competition's products, as well as through product sampling, community giveaways, promotional pricing and account specific marketing events such as buy-one, get-one free promotions.

Over the years, we have developed a mailing list of 150,000 names. Currently we receive approximately 250 pieces of mail, 100 e-mails, and 40 telephone calls each week pertaining to our products and our Company.

Our strategy is to use word of mouth to promote our products. Our Website, consumer correspondence and our packaging help to generate brand loyalty and educate the consumer. In stores, we use product sampling and promotional pricing to get consumers to try our products.

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

The mass-market macaroni and cheese category is highly competitive. The leading brand in that category is Kraft's Original Macaroni and Cheese Dinner (Kraft is approximately 85% owned by Philip Morris Companies, Inc.), which accounted for over 70% of the total dollar sales in the macaroni and cheese category in 2000, according to Information Resources, Inc.'s Infoscan reports. In addition to the Kraft brand, the mass-market macaroni and cheese category is comprised of other products such as Golden Grain (owned by the Quaker Oats Company), several regional brands, and private label products (i.e., store brands). Store brands are usually sold at prices well under the prices of our products. Most of the companies that compete in the mass-market macaroni and cheese category are larger than us and have significantly greater resources than we do.

Nevertheless, we believe that our products do not directly compete with those "value-priced" lines as mentioned above. Our products are positioned as "premium" brands and compete with other premium brands in the macaroni and cheese categories, such as Kraft's Velveeta brand. We are viewed as a natural alternative to the mass-market, artificially flavored brands. We believe that our target consumers are people who prefer to buy natural, better-tasting products and are willing to pay a premium for those products. We use unique, brightly colored packaging to differentiate our products from mass-market brands, which tend to be very similar to each other in graphical design.

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

REGULATION

The production, marketing, and labeling of our products are subject to the rules and regulations of the United States Food and Drug Administration (the "FDA"). In addition, local boards of health in many states have rules and regulations governing the sale of food products. We have not encountered any regulatory action as a result of our operations, and no such action is anticipated. In order to maintain our organic products as certified organic, Annie's is certified by an outside private agency, Oregon Tilth, that our organic products meet their highest quality standards.

EMPLOYEES

As of June 29, 2001, we had eight employees: two general management employees, two sales and marketing support, and four in operations including financial management. We have never participated in a collective bargaining agreement. We believe the relationship we have with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

We lease 3,400 square feet at 395 Main Street, Wakefield, Massachusetts. The lease expires on May 31, 2003. The lease has a monthly base rent (which increases approximately 5% each year) plus an additional amount due for our portion of the real estate taxes and building expenses. Total rent expense under this lease was $52,999 for the year ended March 31, 2001. We believe that our properties are adequately covered by insurance.

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

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings ongoing and none are anticipated by management.

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

(c)  The following matters were voted upon at the Special Meeting:

1.   ELECTION OF DIRECTORS

       NOMINEE                                   VOTES FOR        VOTES WITHELD

       Ellen Ambrose                             4,803,985            2,765

       Ronald L. Cheney                          4,803,885            2,865

       E. Michael Moone                          4,804,035            2,715

       Paul B. Nardone                           4,803,870            2,880

       Ann E. Withey                             4,804,685            2,065

       John Foraker                              4,804,085            2,665

       C. Richard Lemon                          4,804,135            2,615


2. RATIFICATION OF THE SELECTION OF KPMG LLP AS AUDITORS FOR THE FISCAL YEAR ENDING MARCH 31, 2001

                    Votes For          Votes Against          Abstentions

                    4,805,001               550                  1,199


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


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our securities are not listed or traded on any public securities market or stock exchange or over the counter, and no public market maker exists with respect to our securities.

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

Prior to June 1, 2000, most of our sales were made to Liberty under contract terms allowing certain rights of return on unsold product held by Liberty. The contract called for Liberty to pay us based on terms relating to the receipt of our products by Liberty. We deferred recognition of such sales until the product was sold by Liberty to distributors or supermarket chains. As a result, if Liberty paid us before Liberty sold the products to a third party, we had an advance from Liberty. If Liberty sold the products to a third party before it paid us, we had a receivable from Liberty.

As of May 31, 2000, we mutually agreed to terminate that agreement and Liberty ceased to represent our products. We terminated the agreement in order to obtain certain of the services provided by Liberty from Napa Valley Kitchens and to sell our products directly to distributors. Napa Valley Kitchens is an affiliate of Homegrown Natural Foods, which acquired control of us in December 1999. We reimbursed Liberty in the amount of approximately $450,000 for all of our salable products held in their warehouse. In addition, we paid Liberty the balance of their anticipated earnings in the amount of approximately $185,000 from the distribution agreement through the calendar year 2000. These payments had no material impact on the Company's financial position during the fiscal year ended March 31, 2001. The Company paid Napa Valley Kitchens approximately $264,000 for its services in the fiscal year ended March 31, 2001 and approximately $260,000 for the period from April 1, 2001 through December 31, 2001. The Company does not expect its selling cost to change materially as a result of the cancellation of the Liberty Richter agreement, the engagement of Napa Valley Kitchens, and the decision to sell direct to distributors.

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

Selling expenses include the costs of product marketing, sales commissions, cost of product distribution and account management. Annie's has contracts directly with the food brokers. The food brokers' work on a commission basis, generally 5% of net cash received. We negotiate, through the food broker, the cost of acquiring shelf space (introductory slotting fees) as well as the continuing support needed for the product as indicated. Introductory slotting fees can take the form of cash payments and/or free product allowances.

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

GROSS PROFIT. As a percentage of net sales, gross profit increased from 46.32% in 2000 to 46.63% in 2001. This increase was primarily the result of the product mix by selling more products with a higher gross profit margin in 2001 than 2000.

SELLING EXPENSES. Selling expenses increased by $1,524,217 or 52.23% from $2,918,066 in 2000 to $4,442,283 in 2001 and increased as a percentage of net sales from 28.43% in 2000 to 32.91% in 2001. The increase in selling expenses reflected an increase in spending in marketing costs, including price reductions and trade show appearances, associated with the continued rollout of our products in 2001. Freight and warehousing costs increased due to increased sales, increased costs, and the customer base expanding away from our shipping points. Selling expenses increased more than net sales during 2001 because of the Company's strategic decision to increase marketing activities.

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

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges decreased by $157,971 from $206,756 in 2000 to $48,785 in 2001 and decreased as a percentage of sales from 2.01% in 2000 to 0.36% in 2001. The decrease in interest expense and other charges is the result of lower average line of credit borrowings. The average balance on the line of credit during the year ended March 31, 2001 was approximately $239,000 with the balance at year end amounting to $695,598.

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

We financed the acquisition of Tamarind Tree by entering into a $300,000 term loan with Fremont Financial Corporation. The interest rate on the loan was prime rate plus 3% and called for 20 monthly principal payments of $15,000 commencing October 1, 1998. The loan was secured by all of our assets including a security interest in the Tamarind Tree Brand, and was guaranteed by the two largest stockholders of the Company. The balance of the term loan was paid in December 1999 upon the closing of the Homegrown Natural Foods transaction.

We negotiated a line of credit with a financial institution for $600,000, which closed on February 3, 1998 ("Line of Credit"). The Line of Credit was for a term of two years and was secured by all of our assets and guaranteed by our two largest stockholders at that time, Andrew Martin and Ann Withey. In August 1998, we increased the Line of Credit to $900,000 and signed a Term Loan for an additional $300,000 to purchase the Tamarind Tree Brand. We used the proceeds of the sale of

Preferred Stock to Homegrown Natural Foods to payoff and terminate the Line of Credit and the Term Loan with the financial institution.

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

HOMEGROWN NATURAL FOODS, INC.

On December 2, 1999, Homegrown Holdings Corp., now known as Homegrown Natural Foods, Inc., a corporation that was previously unaffiliated with us purchased one million shares of the Preferred Stock, designated Series A Convertible Preferred Stock, for $2 million. See "Homegrown Natural Foods Transaction" in
Item 11.

2000 LINE OF CREDIT

On May 4, 2000, we entered into an agreement for a $250,000 line of credit with a bank. The line of credit is secured by all of our assets. On November 3, 2000, we replaced the $250,000 line with a $1,000,000 line of credit from Warren Five Cents Savings Bank. The line of credit calls for an interest rate of the bank's prime rate plus 1% (5.75% at December 31, 2001) and is secured by all of the assets of the Company. On June 15, 2001, we increased the current line of credit to $1,500,000.

ORGANIC WHEAT SUPPLIER JOINT VENTURE

In April 2001, Annie's and Ceres Organic Harvest, Inc., an organic wheat supplier (the "Supplier") entered into a joint venture transaction whereby both Annie's and the Supplier became 50% owners of the membership interests in a Delaware limited liability company (the "Joint Venture"). As a member of the Joint Venture, Annie's contributed, or will contribute, all goodwill and intangible assets related to the Joint Venture's business, including relationships with vendors, customers, both potential and current, and all of the Joint Venture's working capital in cash or pursuant to a line of credit (described below). The Supplier contributed, or will contribute, all of its certified organic semolina flour, durum patent flour, durum wheat, other pasta wheat-based flours and products, and other related pasta products to the Joint Venture. The Supplier has also contributed, or will also contribute to the Joint Venture, any purchase order or pending transaction, any accounts receivable, any accounts payable, and any inventory purchased that relates to the Joint Venture's business, as well as all goodwill and intangible assets related to the Joint Venture's business, including relationships with potential and current vendors and customers.

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

CAPITAL NEEDS

Our primary capital needs are for developing new products to sell to our existing customer base and expansion into national supermarket distribution. We estimate to fully implement our plan that we need $750,000. Annie's realizes that we cannot fully implement our plan within one fiscal year. Also, the estimate will increase as we introduce new products to our existing customers. We anticipate that the funds available from the Line of Credit together with funds generated from operations will be sufficient to meet our liquidity needs for the next twelve months. However, we might still need additional capital in the future to fully implement our business strategy as set forth herein. If such capital is unavailable either because of general market conditions or the results of our operations, we will have to scale back either our investments in new products, or our national supermarket expansion, or both.

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

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, KEY PERSONS AND DIRECTORS

The executive officers and directors of the Company serve for one year or until their successors have been elected or appointed. The following chart lists the executive officers and directors as of June 29, 2001:

        NAME             AGE    FIRST YEAR ELECTED           POSITION

    Ann E. Withey         38    1989                Inspirational President and
                                                    Director

    John Foraker          38    1999                Chairman

    Paul B. Nardone       34    1995                President, Chief Executive

    Neil Raiff            44    1989                Chief Financial
                                                    Officer,Secretary and
                                                    Treasurer

    Ronald L. Cheney      65    1998                Director

    E. Michael Moone      61    1999                Director

    C. Richard Lemon      58    1999                Director

    Ellen Ambrose         46    1999                Director

    ANN E. WITHEY co-founded Annie's Homegrown, Inc. in 1989 and is currently a director and has served as our Inspirational President since 1995. For the fiscal year ended March 31, 2001, Ms. Withey elected to reduce her salary from $84,000 to $30,000 without reducing her role with us. Ms. Withey has served as a director of the Company since 1989. Ms. Withey's responsibilities, since co-founding the Company, are to maintain the social integrity of the Company including adherence to our mission statement as well as new product development, quality control and consumer correspondence and relations. Ms. Withey was co-founder of Smartfood, Inc. and creator of the original recipe for Smartfood Popcorn. Smartfood Inc. was sold to Frito-Lay, a division of PepsiCo, in 1989. Ms. Withey and her husband own and operate a small organic produce farm in Connecticut. 14

    Ms. Withey actively supports a variety of programs that benefit women, children, education and the environment. Ms. Withey holds a B.A. degree from the University of Connecticut.

    JOHN FORAKER founded Homegrown Holdings Corp. (now known as Homegrown Natural Foods, Inc.) in 1999 as an investment vehicle for the natural food industry, and negotiated Homegrown Natural Foods' investment in Annie's. Mr. Foraker is currently our Chairman as well as the CEO of Homegrown Natural Foods. Mr. Foraker has served as President & CEO of Napa Valley Kitchens, marketer of CONSORZIO(R)brand specialty food products, since 1995. In 1997, Mr. Foraker founded Calio Groves, the leading domestic producer and marketer of California olive oil products. From 1987 through 1991, Mr. Foraker was a Vice President for Bank of America NT & SA, in Santa Rosa, CA., where he was responsible for a significant portion of the Bank's wine industry portfolio. Mr. Foraker is on the board of Spottswoode Winery and Calio Groves. Mr. Foraker holds a B.S. in Agricultural Economics from the University of California at Davis and an M.B.A. from the University of California at Berkley.

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

    RONALD L. CHENEY has been a member of our Board of Directors since 1998. He retired from his practice of law in 1996. From 1992 to 1996, Mr. Cheney served as an officer and director of Intertill Investment Corporation, an unregistered investment fund, and as a general partner of Intertill Associates LP, a limited partnership that invested in unregistered investment companies. Prior to his retirement, Mr. Cheney worked for the last ten years as a sole practitioner specializing in the area of securities law. Mr. Cheney has been a panelist at discussions on securities litigation, lectured in law school, and published articles on securities law. Mr. Cheney holds a B.A. from Yale University and his LL.B. from Harvard Law School.

    E. MICHAEL MOONE has been Chairman of Luna Vineyards in Napa, California and a managing partner of Silverado Equity Partners, LP since 1995. From 1990 to 1992, Mr. Moone served as President & CEO of Stouffer Foods Corporation, where he also served as President of Nestle Frozen Food Company. From 1984 to 1990 Mr. Moone served as President of Wine World Estates, a producer and importer of premium wines. From 1995 to 2000, Mr. Moone served as Chariman of Napa Valley Kitchens. In 1995, Silverado Partners, led by Mr. Moone, completed the successful purchase of Nestle's wine holdings, which was taken public in 1997 under the name Beringer Wine Estates. Mr. Moone holds a B.S. from University of California at Los Angeles.

    ELLEN AMBROSE is a principal in Brand Insights, a marketing consulting company for the packaged foods industry a position she has held since 1996. From 1990 to 1996, Ms. Ambrose was Vice President & General Manager for Nestle Beverage Company, with responsibility for the ready-to-drink coffee, ground coffee, and powdered beverages divisions. Before joining Nestle, Ms. Ambrose was a principal in Marketing Corporation of America, a strategic marketing consulting firm handling clients such as Frito-Lay, Kraft, General Foods, and Pepperidge Farms. She also served as a marketing director for Beatrice/Hunt Wesson's Fisher nuts brand, and as Group marketing Manager for the Orville Redenbacher division. Ms. Ambrose is currently a director of Homegrown Natural Foods. Ms. Ambrose holds a B.S. degree in Food Science from University California at Davis.

    C. RICHARD LEMON has practiced law for 30 years, the last 20 being with the Napa, California law firm of Dickenson, Peatman, & Fogarty. He devotes his practice primarily to the food and wine industries, including mergers and acquisitions, financing and general corporate and real estate work. He founded and is a board member of Napa National Bank. He is President of Temecula Vineyards, Inc., and is a Partner in Silverado Partners, a mergers and acquisition consultant to the wine industry. Mr. Lemon holds an A.B. from the University of California at Los Angeles and a J.D. from Boalt Hall School of Law, University of California.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not Applicable.

ITEM 10. EXECUTIVE COMPENSATION

The Board of Directors has the authority to fix the compensation of the directors. The directors may be paid their expenses and a fixed sum for their attendance at each meeting of the Board or a stated salary as a director, and each may be reimbursed for his or her expenses. Annie's pays no compensation for its directors who are also employees of Annie's. Options to purchase the Company's Common Stock were granted to the Company's non-employee directors for their services for fiscal year 2000 pursuant to the 1999 Non-employee Director's Stock Option Plan.

The following table sets forth, for the fiscal years ended March 31, 2001, 2000,and 1999, a summary of compensation awarded to, earned by or paid to the Company's Chief Executive
Officer and each of its four other most highly compensated executive officers (the "Named Executive Officers") at March 31, 2001.

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

(7) In December 1999, Mr. Nardone received 12,500 shares of common stock of Homegrown Natural Foods, Inc. (less than 1% of the outstanding common shares of Homegrown Natural Foods), which he returned to Homegrown Natural Foods on June 29, 2001.

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
                                    1999                101,959              37,302/0                  $0/$0
-----------------------------------------------------------------------------------------------------------------------

(1) Calculated based on an assumed fair market value of $2.00, minus the exercise price of the option. The $2.00 fair market value assigned to the Common Stock is derived from the valuation used in the sale of Series A Convertible Preferred Stock (convertible on a one-for-one basis into shares of Common Stock) to Homegrown Natural Foods in December 1999 and the call price of the Stock Collar Agreements the founders entered into with Homegrown Natural Foods in December 1999 covering certain of their shares of Common Stock, which was also $2.00 per share. We have no information on other transactions that would present a more meaningful estimate of the per share price of our Common Stock.

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

Each Non-Employee Director receives an annual option grant on the anniversary of his or her election or appointment to the Board of Directors to purchase 7,500 shares of our Common Stock for service on the Board of Directors for the ensuing year and 2,500 shares for each committee on which the Non-Employee Director serves, both with an exercise price equal to the fair market value of the underlying Common Stock on the date the option is granted. The exercise price will be 110% of the fair market value of the subject Common Stock for any person who owns stock possessing more than 10% of the total combined voting power or value of our equity. Options remain exercisable for five years from the date granted. Messrs. Foraker, Lemon and Moone voluntarily waived their participation in the Non-Employee Directors' Plan in 1999, 2000 and 2001. As of January 2, 2002, two non-employee directors held options to purchase 62,500 shares of our common stock at an exercise price of $2.00 per share under the Non-Employee Directors' Plan.

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

Our Board of Directors, will determine the exercise period and vesting terms, if any, for each option grant, but the exercise period will not be more than ten years after the date the option is granted. If a recipient of options ceases to be an employee, consultant or director to us for any reason other than his or her death, disability or approved retirement, any option that is otherwise exercisable by such former employee, consultant or director will terminate unless it is exercised within 30 days of the date of his or her termination. If a recipient ceases to be an employee, consultant or director of us by reason of his or her death, any option held by that recipient which was exercisable on the date of his or her death may be exercised by the legal representative of the recipient's estate for up to one year after his or her death or until the stated expiration date of the option, whichever period is shorter. Any option not exercisable on the date of the recipient's death is forfeited. If a recipient ceases to be an employee, consultant or director as a result of his or her disability, any such options which are exercisable on the date of his or her termination may be exercised for up to one year following the date of termination or until the stated expiration date of such option, whichever period is shorter. If a recipient is "Terminated for Cause", as defined under the 1999 Plan (e.g., for violation of our personnel policies), the terminated recipient's options will immediately be forfeited.

In the event of a Change of Control, as defined in the 1999 Plan, unless otherwise proscribed in the stock option grant, one-half of the unvested portions of each grant under the 1999 Plan will become fully exercisable immediately prior to such event. We did not intend for the Homegrown Natural Foods transaction described previously to constitute a "Change of Control" for the purposes of the 1999 Plan, and the stock option grants prior to the closing of the Homegrown Natural Foods transaction will so indicate. If the 1999 Plan remains in effect following such a Change of Control, the remainder of any unvested options will continue to vest as otherwise provided unless the Board of Directors determines otherwise.

The Board of Directors may amend, discontinue or terminate the 1999 Plan at any time. The 1999 Plan will automatically terminate on the tenth anniversary of its effective date.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the beneficial ownership of our Common Stock as of December 31, 2001 for (i) each stockholder known by us to own beneficially 5% or more of the outstanding shares of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. We believe that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

NAME AND ADDRESS (1)        PRE-SPLIT AMOUNT OF          PERCENT OF PRE-SPLIT        POST-SPLIT AMOUNT OF     PERCENT OF POST-SPLIT
                            BENEFICIAL                   COMMON STOCK ON AN AS       BENEFICIAL               COMMON STOCK ON AN AS
                            OWNERSHIP (2)(3)             CONVERTED BASIS (4)         OWNERSHIP (5)            CONVERTED BASIS (5)
HOMEGROWN NATURAL FOODS,    3,577,691                    63.23%                      1788.85                  66.40%
INC. (6)
580 GATEWAY DRIVE
NAPA, CA 94558

JOHN FORAKER (7)            3,577,691                    63.23%                      1788.85                  66.40%
C/O HOMEGROWN NATURAL
FOODS, INC.
580 GATEWAY DRIVE
NAPA, CA 94558

ANN E. WITHEY (8)           788,542                      13.94%                      394.27                   14.64%
C/O ANNIE'S HOMEGROWN INC.
395 MAIN STREET
WAKEFIELD, MA 01880

PAUL NARDONE (9)            101,919                      1.77%                       50.96                    1.86

NEIL RAIFF (10)             80,645                       1.42                        40.32                    1.49%

RONALD L. CHENEY (11)       100,104                      1.76%                       50.05                    1.85%

ELLEN AMBROSE (12)          17,500                       *                           8.75                     *

E. MICHAEL MOONE (13)       0                            *                           0                        *

C. RICHARD LEMON (14)       0                            *                           0                        *
                            ----------                   --------                    ---------                ---------
ALL DIRECTORS AND           4,666,401                    80.07%                      2333.20                  83.96%
EXECUTIVE OFFICERS AS A
GROUP (8 PERSONS)(15)

--------------------------
* Less than 1% of total voting securities

(1)  Addresses are provided only for 5% beneficial owners.
(2) Except as otherwise noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares as owned, based on information provided to us by the persons or entities named in the table.
(3) Shares of Common Stock subject to options exercisable within 60 days of December 31, 2001 are deemed outstanding for computing the percentage of the person or group holding such securities.
(4) Percentage of beneficial ownership is calculated on the basis of the amount of outstanding securities (Common and Preferred Stock) at December 31, 2001 (5,657,808) plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to stock options or other rights.
(5) Assumes the effectiveness of the 1 for 2,000 reverse stock split, which is presented as Proposal 3 in the Company's Proxy Statement for its February 28, 2002 Annual Meeting. Pursuant to the Proposal, 270,000 shares of Common Stock will be retired and 270,000 units of scrip will be issued. Percentage of beneficial ownership is calculated on an as adjusted, pro forma basis, showing the amount of outstanding securities (Common and Preferred Stock) on December 31, 2001, less shares that will be retired in conjunction with the reverse stock split (leaving 2,703.904 deemed outstanding).
(6) Includes all stock subject to Irrevocable Proxies that Mr. Andrew Martin (1,411,109 shares) and Ms. Ann Withey (617,418 shares) granted to Homegrown Holdings Corp., now known as Homegrown Natural Foods, Inc., in conjunction with the Stock Collar Agreements each dated December 2, 1999 (described below), which grants voting authority with respect to such shares.
(7) Includes all stock subject to Irrevocable Proxies Agreement that Mr. Andrew Martin (1,411,109 shares) and Ms. Ann Withey (617,418 shares) granted to Homegrown Holdings Corp., now known as Homegrown Natural Foods, Inc., in conjunction with the Stock Collar Agreements dated December 2, 1999 (described below), which grants voting authority with respect to such shares and for which Mr. Martin and Ms. Withey disclaim beneficial ownership. Mr. Foraker, Chairman of the Company's Board of Directors, is also the Chief Executive Officer of Homegrown Natural Foods. Mr. Foraker holds 30, 532 shares of Homegrown Natural Foods. Series A Preferred Stock, 227, 501 shares of its Common Stock, and options to purchase 101, 000 shares of its Common Stock.
(8) Ms. Withey is a director of Annie's and is the Company's Inspirational President. All of Ms. Withey's Common Stock is subject to Stock Transfer Instructions, dated July 27, 1995, and as amended described below. Certain loans by Annie's to Ms. Withey are secured by the Common Stock that may be received by her upon exercise of certain option grants (described below). Does not include 617,418 shares of Ms. Withey's Common Stock are subject to a Stock Collar Agreement and Irrevocable Proxy with Homegrown Natural Foods, for which she disclaims beneficial ownership.
(9) Mr. Nardone is a director of Annie's. Includes the vested portion (64,419 shares) of a non-qualified stock option to purchase 107,366 shares of the Company's Common Stock under the Company's 1996 Stock Plan for an exercise price of $0.01. Also includes unvested portion (37,500 shares) on a Qualified Stock Option to purchase 237,500 shares of the Company's Common Stock under the Company's 1999 Common Stock Option Plan for an exercise price of $2.00. Mr. Nardone was issued 12,500 shares of Common Stock of Homegrown Natural Foods (less than 1% of the outstanding Common Stock of Homegrown Natural Foods) in consideration of service rendered. Mr. Nardone returned those shares to Homegrown Natural Foods on June 29, 2001.
(10) Mr. Raiff is the Chief Financial Officer of Annie's. The figure above includes the vested portion (28,422) shares of a non-qualified stock option to purchase 47,368 shares of the Company's Common Stock under the Company's 1996 Stock Plan for an exercise price of $0.01 per share.
(11) Mr. Cheney is a director of Annie's. The figure above includes 22,500 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's Non-Employee Directors' Stock Option Plan.
(12) Ms. Ambrose is a director of Annie's. The figure above includes 17,500 shares of Common Stock issuable upon exercise of certain options granted pursuant to Annie's Non-Employee Directors' Stock Option Plan. Ms. Ambrose also holds 2,500 shares of Series A Preferred Stock and options to purchase 5,000 shares of Common Stock of Homegrown Natural Foods, Inc. and is a director of Homegrown Natural Foods, Inc.
(13) Mr. Moone is a director of Annie's and a director of Homegrown Natural Foods, Inc. Mr. Moone also holds 488,402 shares of Series A Preferred Stock and options to purchase 103,333 shares of Common Stock of Homegrown Natural Foods, Inc.
(14) Mr. Lemon is currently a director of Annie's. He is not standing for reelection.
(15) Includes 170,341 shares of Common Stock issuable upon exercise of certain options granted to directors and executive officers pursuant to the Company's various Stock Option Plans.

STOCK TRANSFER INSTRUCTIONS

In July 1995, and as a condition to qualification imposed by the Securities Division of the Secretary of State of the Commonwealth of Massachusetts for the Company's then upcoming direct public offering, the Company's co-founders, Ms. Ann Withey and Mr. Andrew Martin, each delivered to Annie's stock transfer agent certificates representing 750,000 of their shares of the Company's Common Stock (the "Initial Subject Shares"). In addition to the Initial Subject Shares, they presented certain Stock Transfer Instructions to the Company's transfer agent relating to the disposition and transfer of the Initial Subject Shares, as described below. Pursuant to an addendum to those Stock Transfer Instructions, the co-founders' other shares of Common Stock (the "Additional Subject Shares") were also subjected to the Stock Transfer Instructions. The Commonwealth of Massachusetts is not a party to the Stock Transfer Instructions.

The Stock Transfer Instructions provide that the Initial Subject Shares and the Additional Subject Shares will not have any right, title, interest or participation in the assets of Annie's in the event of a dissolution, liquidation, reorganization, exchange or any other transaction or proceeding which results in a distribution of the assets of Annie's until the holders of all shares of Common Stock not covered by the Stock Transfer Instructions have received an amount equal to the public offering price, $6.00 per share.

The stock transfer instructions provide that on July 27, 2001, 2002, 2003, and 2004, 25% of those shares become freely transferable. Additionally, each co-founder may transfer, within any three-month period, a number of the Additional Subject Shares that would equal 1% of the Company's Common Stock then outstanding.

The Initial Subject Shares and the Additional Subject Shares may also become transferable upon certification by the Company's Chief Financial Officer that any of the following has been achieved:

o for two consecutive fiscal years, Annie's has minimum annual earnings equal to $0.30 per share;

o for five consecutive fiscal years, Annie's has an average minimum annual earnings of $0.30 per share; or

o the Company's shares have traded on a United States stock exchange at a price at least equal to $10.50 (adjusted for stock splits, stock dividends and recapitalizations and the like) for at least 90 consecutive trading days.

No such certification has occurred, and no such certification is expected by the Company's management to occur in the foreseeable future.

Shares subject to the Stock Transfer Instructions may be transferred upon death or by gift to family members if the shares remain subject to the restrictions described above. Shares subject to the Stock Transfer Instructions continue to have all voting rights to which those shares are entitled. Annie's will withhold any dividends on Ms. Withey's and Mr. Martin's shares subject to the Stock Transfer Instructions and will pay those dividends to Ms. Withey and Mr. Martin only as and to the extent their shares become free for transfer.

HOMEGROWN NATURAL FOODS TRANSACTION

On December 2, 1999, Homegrown Holdings Corp., now known as Homegrown Natural Foods, Inc., purchased 1,000,000 of the Company's Series A Preferred Stock and entered into Stock Collar Agreements with Mr. Martin and Ms. Withey in connection with certain shares of the Company's Common Stock owned by Ms. Withey and all of the Company's Common Stock owned by Mr. Martin. Specifically, Homegrown Natural Foods was granted a "call" option to purchase 1,677,691 shares of the Company's Common Stock held by Mr. Martin and 900,000 shares of the Company's Common Stock held by Ms. Withey, each exercisable as quickly as those shares are released from the Stock Transfer Instructions, and for an exercise price of $2.00 per share. In addition, Mr. Martin was granted a "put" option to sell 1,677,691 shares of the Company's Common Stock held by him to Homegrown Natural Foods at $1.92 per share, exercisable fifteen days after Homegrown Natural Foods' call option is exercisable. Ms. Withey was granted a put option to sell 900,000 shares of the Company's Common Stock held by her to Homegrown Natural Foods for $1.92 per share exercisable fifteen days after Homegrown Natural Foods call option for her shares is exercisable.

Mr. Martin and Ms. Withey have provided Homegrown Natural Foods with an Irrevocable Proxy to vote their shares of the Company's Common Stock subject to the Stock Collar Agreements. Pursuant to the Irrevocable Proxy Agreement, on December 2, 1999, Homegrown Natural Foods obtained full power and authority to vote all of Mr. Martin's shares of the Company's Common Stock and 617,418 of Ms. Withey's shares of the Company's Common Stock for a ten year period. Because of these transactions and a related issuance of Preferred Stock to Homegrown Natural Foods, Homegrown Natural Foods acquired control of Annie's on December 2, 1999.

           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

           NAPA VALLEY KITCHENS.

In June 2000, Annie's retained Napa Valley Kitchens to provide certain services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales and allowances. The Company paid Napa Valley Kitchens approximately $264,000 for its services in the fiscal year ended March 31, 2001 and approximately $260,000 for the period from April 1, 2001 through December 31, 2001. Napa Valley Kitchens is a subsidiary of Homegrown Natural Foods, which acquired control of Annie's pursuant to the terms of the Stock Collar Agreement that Ms. Withey and Mr. Martin entered into with Homegrown Natural Foods and pursuant to a Stock Purchase Agreement dated December 2, 1999.

HOMEGROWN NATURAL FOODS.

In conjunction with the Homegrown Natural Foods transaction, on December 2, 1999, Mr. Martin and Ms. Withey entered into a Stock Collar Agreement with Homegrown Holdings Corp., now known as Homegrown Natural Foods that provides Homegrown Natural Foods with a stock collar on certain shares of Annie's Common Stock owned by Ms. Withey and all of the shares of the Company's Common Stock owned by Mr. Martin. Under the terms of the Stock Collar Agreement, Homegrown Natural Foods was granted a call option to purchase 1,677,691 shares of the Company's Common Stock held by Mr. Martin and 900,000 shares of the Company's Common Stock held by Ms. Withey, each exercisable as quickly as those shares are released from the Irrevocable Stock Transfer Instructions, described above under the heading "Security Ownership" by Management and Principal Stockholders. In addition, Mr. Martin was granted a put option at $1.92 per share with regard to 1,677,691 shares of the Company's Common Stock held by him, exercisable fifteen days after Homegrown Natural Foods' call option is exercisable. Ms. Withey was granted a put option on the same terms with respect to 900,000 shares of Common Stock owned by her. The call and put options are exercisable quarterly over a five-year period following the closing of the Homegrown Natural Foods transaction. Mr. Martin and Ms. Withey have provided Homegrown Natural Foods with an Irrevocable Proxy to vote their shares subject to the Stock Collar Agreement.

LOANS TO OFFICER.

Mr. Martin, a former director of Annie's, borrowed $75,000 from Annie's on June 30, 1995 pursuant to an unsecured demand note accruing interest at 11% per annum. As of June 30, 1999, the full principal balance of the loan was outstanding. Annie's called the demand note and Mr. Martin executed a secured promissory note, dated December 31, 1997, in the principal amount of $75,000 providing for interest payable quarterly at 6.02%, secured by 25,000 shares of the Company's Common Stock owned by Mr. Martin, which stock was deposited in an escrow account established for this purpose, together with stock powers in blank authorizing the resale of such shares under the applicable rules and regulations of the Securities and Exchange Commission, and restricting the resale of other shares of Annie's Common Stock owned by Mr. Martin under certain circumstances. The loan was rescheduled into an Omnibus Secured Promissory Note in accordance with Mr. Martin's separation agreement.

AMOUNTS DUE FROM OFFICER.

Annie's periodically paid certain of Mr. Martin's personal expenses, which were accounted for on Annie's books as "Due From Officer." The total amount of such advances outstanding on March 31, 1999 was $24,759. The loan was rescheduled into an Omnibus Secured Promissory Note in accordance with Mr. Martin's separation agreement.

STOCK OPTION LOANS.

Pursuant to Section 8 of the Company's 1990 Stock Option Plan, on December 21, 1998, Annie's made loans to Mr. Martin, Ms. Withey and to Ms. Churchill Luster in the amounts of $102,468.80, $71,978.10 and $43,236.11, respectively, to enable each of them to purchase shares of Common Stock upon exercise of certain options that previously were granted to them. In each case, the options were granted on December 30, 1993 for a term of five years with an exercise price of $1.005 per share. The terms of the Stock Purchase and Loan Agreements ("1998 Stock Loans") provide for annual interest at the rate of 4.51%, the mid-term Applicable Federal Rate in effect for December 1998. Interest is payable annually on December 30. The entire outstanding principal is due on December 30, 2003. The terms of the 1998 Stock Loans further provide for Annie's to pay all interest due on the foregoing loan on each borrower's behalf, plus one-fifth of the original principal amount of such loans, providing that each such borrower is still employed by Annie's on December 29 of each year during the life of the obligation. Payments of principal and interest are deemed compensation income to each borrower. The 1998 Stock Loans are secured by the Common Stock (the "1998 Stock Loan Pledged Shares") issuable upon exercise of the options. In the event that a borrower is terminated by Annie's for good cause, the 1998 Stock Loan Pledged Shares are subject to repurchase by Annie's at $1.005 per share. In the event that a borrower is terminated for other than good cause, such a borrower may obtain title to the 1998 Stock Loan Pledged Shares by payment of all outstanding principal and interest due on his or her stock loan, or may resell the 1998 Stock Loan Pledged Shares to Annie's at $1.005 per share.

On October 1, 1997 and pursuant to Section 8 of the 1990 Option Plan, Annie's also made loans to Ms. Churchill Luster, Mr. Martin and Ms. Withey in the amounts of $49,735.20, $67,641.60 and $67,641.60, respectively, to enable each of them to purchase shares of Common Stock upon exercise of certain options that previously were granted to them (the "1997 Stock Loans"). In each case, the options were granted on October 1, 1992 for a term of five years with an exercise price of $0.80 per share. The terms of the 1997 Stock Loans provide for annual interest at the rate of 6.34%, the mid-term Applicable Federal Rate in effect for October 1997. Interest is payable annually on October 1. The entire outstanding principal is due on October 1, 2002. The terms of the 1997 Stock Loans further provide for Annie's to pay all interest due on the foregoing loan on each borrower's behalf, plus one-fifth of the original principal amount of such loans, providing that each such borrower is still employed by Annie's on September 30 of each year during the life of the obligation. Payments of principal and interest are deemed compensation income to each borrower. The 1997 Stock Loans are secured by the Common Stock (the "1997 Stock Loan Pledged Shares") issuable upon exercise of the options. In the event that a borrower is terminated by Annie's for good cause, the 1997 Stock Loan Pledged Shares are subject to repurchase by Annie's at $0.80 per share. In the event that a borrower is terminated other than for good cause, the borrower may obtain title to the 1997 Stock Loan Pledged Shares by payment of all outstanding principal and interest due on his or her stock loan, or may resell the 1997 Stock Loan Pledged Shares to Annie's at $0.80 per share.

Pursuant to the terms of the 1998 Stock Loans and the 1997 Stock Loans, Mr. Martin's and Ms. Churchill Luster's stock loans became due and payable 45 days after the date of their respective terminations. That maturity date was extended to the closing date of the Homegrown Natural Foods financing. In conjunction with that financing, Mr. Martin and Ms. Churchill Luster each entered into Separation Agreements, dated December 2, 1999, with Annie's.

Under the terms of Mr. Martin's Separation Agreement, he executed a five-year Omnibus Secured Promissory Note, pursuant to which he agreed to pay $274,630.18 to Annie's, with interest accruing on the principal balance at the rate of 9% per annum, and payable in 20 quarterly installments equal to 5% of the original principal amount of the debt, with the balance due and payable of the fifth anniversary of the date of the note. The note was secured by all of his interest in his Stock Collar Agreement with Homegrown Natural Foods pursuant to a Security Agreement and Collateral Assignment, dated December 2, 1999. As part of the Separation Agreement, Annie's released its security interest on the shares of Common Stock owned by Mr. Martin that it held pursuant to the 1998 Stock Loan Agreement and the 1997 Stock Loan Agreement. The Omnibus Secured Promissory Note was given in satisfaction of his obligations to Annie's under the 1997 Stock Loan Agreement, 1998 Stock Loan Agreement, another promissory note and other certain personal advances and loans by Annie's to Mr. Martin. Also, as part of this transaction, Mr. Martin agreed to amend the Company's right to repurchase shares of the Company's stock acquired using proceeds from the 1998 Stock Loan Agreement and 1997 Stock Loan Agreement to change the purchase price for each stock to $2.00 per share.

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

                                    ANNIE'S HOMEGROWN, INC.
                                    Registrant

                                    /s/ Paul B. Nardone
                                    --------------------------------
                                    Paul B. Nardone, President
                                    and Chief Executive Officer

                                    January 10, 2002
                                    --------------------------------
                                    Date

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

SIGNATURE                 TITLE                                     DATE
---------                 -----                                     ----


/s/ Paul B. Nardone      President, Chief Executive Officer    January 10. 2002
-----------------------  and Director (Principal Executive
Paul B. Nardone          Officer)


/s/       *              Inspirational President & Director    January 10. 2002
-----------------------
Ann E. Withey



/s/ John Foraker         Chairman of the Board                 January 10. 2002
-----------------------
John Foraker



/s/ Neil Raiff           Chief Financial Officer, Treasurer    January 10. 2002
-----------------------  and Secretary (Principal Financial
Neil Raiff               and Accounting Officer)

/s/       *              Director                              January 10. 2002
-----------------------
Ronald Cheney

                         Director
-----------------------
E. Michael Moone


-----------
*  by Neil Raiff under p/o/a
                                       28

/s/ C. Richard Lemon     Director                              January 10. 2002
-----------------------
C. Richard Lemon



/s/       *              Director                              January 10. 2002
-----------------------
Ellen Ambrose




-----------
*  by Neil Raiff under p/o/a

                         SUPPLEMENTAL INFORMATION TO BE
                      FURNISHED WITH REPORTS FILED PURSUANT
                        TO SECTION 15(D) OF THE EXCHANGE
                          ACT BY NON-REPORTING ISSUERS

                             ANNIE'S HOMEGROWN, INC.

                              Financial Statements
                             March 31, 2000 and 2001
                   (With Independent Auditors' Report Thereon)


Independent Auditors' Report ...............................................F-1

Audited Balance Sheets as of March 31, 2000 and March 31, 20001 ............F-2

Statement of Operations for the year ended March 31, 2000 and
March 31, 2001 .............................................................F-3

Statement of Stockholders' Equity for the year ended March 31, 2000 and
March 31, 2001 .............................................................F-4

Statement of Cash Flows for the year ended March 31, 2000 and
March 31, 2001 .............................................................F-5

Notes to Consolidated Financial Statements .................................F-6

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

       Under the Liberty Agreement, Liberty had to distribute any new products that the Company chose to distribute through their channels unless Liberty had a pre-existing non compete provision with another vendor. In July 1999, the Company and Liberty modified their master distribution agreement to permit the Company to sell its products directly to supermarket chains that do not buy through distributors in the New England and West Coast regions. The contract expired on December 31, 1999 with automatic renewals scheduled on a year-to-year basis. On May 31, 2000, the Company and Liberty mutually agreed to terminate the distribution agreement. According to the agreement, Liberty ceased representing the Company and the Company reimbursed Liberty for all salable inventories remaining at Liberty's warehouse in the amount of approximately $450,000. The Company also paid to Liberty the balance of Liberty's approximate earnings from the distribution agreement through the calendar year 2000, which amounted to $185,000 and has been evenly allocated to selling and general and administrative expenses in the accompanying 2001 statement of operations.