Form 10QSB
period 2001-12-31
ANNIES HOMEGROWN INC
filed 2002-02-19
CIK 890818

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended December 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ____________


                       Commission file number: 33-93982-LA


                             ANNIE'S HOMEGROWN, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



         Delaware                                               06-1258214
-------------------------------                             ------------------
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

Yes [X]    No [ ]

As of January 31, 2002, there were 1,000,000 shares of the Issuer's Series A Convertible Preferred Stock, $2.00 par value and 4,657,608 shares of the issuer's Common Stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]    No [X]
================================================================================

                             ANNIE'S HOMEGROWN, INC.

                                      INDEX





                          Part I. Financial Information
                          -----------------------------


                                                                        Page No.
                                                                        --------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Balance Sheet as of December 31, 2001 (unaudited)                3

         Statements of Operations for the Three and Nine Months
           Ended December 31, 2000 and 2001 (unaudited)                   4

         Statements of Cash Flows for the Nine Months
           Ended December 31, 2000 and 2001 (unaudited)                   5

         Notes to Financial Statements                                    6 - 7




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION                               8 - 12





                            Part II Other Information
                            -------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                12

         Signatures                                                      12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             ANNIE'S HOMEGROWN, INC.
                           Consolidated Balance Sheet
                                    Unaudited
                                December 31, 2001


                                     ASSETS

Current assets
    Cash and cash equivalents                                       $    49,579
    Accounts receivable                                               2,246,998
    Note receivable - related party                                     337,000
    Inventory                                                         1,997,430
    Other current assets                                                 48,080
                                                                    -----------
           Total current assets                                       4,679,087

Office equipment, plates and dies                                       373,216
Accumulated depreciation                                               (203,564)
                                                                    -----------
Office equipment, plates and dies, net                                  169,652
Goodwill, net of amortization                                           316,749
Investments in joint ventures                                            40,340
Note receivable, net of deferred gain                                      --
Other assets                                                             96,387
                                                                    -----------
           Total assets                                             $ 5,302,215
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable                                                   $   969,986
    Accounts payable, trade                                           1,280,616
    Accrued expenses                                                    430,061
                                                                    -----------
           Total current liabilities                                  2,680,663

Commitments

Stockholders' equity

    Series A convertible preferred stock, $2.00 par value             2,000,000
       Authorized 1,000,000 shares issued
       and outstanding 1,000,000 shares
    Common stock, $.001 par value                                         4,882
       Authorized 10,000,000 shares
       issued 4,881,674 shares
    Additional paid in capital                                        2,712,272
    Accumulated deficit                                              (1,446,700)
    Notes receivable stockholders                                      (223,041)
    Treasury stock, 223,866 common shares at cost                      (287,292)
    Deferred compensation                                              (138,569)
                                                                    -----------
           Total stockholders' equity                                 2,621,552
                                                                    -----------
           Total liabilities and stockholders' equity               $ 5,302,215
                                                                    ===========

                            ANNIE'S HOMEGROWN, INC.
                      Consolidated Statements of Operations
                                    Unaudited



                                                      Three months ended                   Nine months ended
                                                         December  31,                        December 31,
                                                 ------------------------------      ------------------------------
                                                     2000              2001              2000              2001
                                                 ------------      ------------      ------------      ------------
Net sales                                        $  3,513,340      $  3,843,874      $  9,115,745      $ 10,986,841

Cost of sales                                       1,877,611         2,241,925         4,852,054         6,194,418
                                                 ------------      ------------      ------------      ------------

           Gross profit                             1,635,729         1,601,949         4,263,691         4,792,423


Operating expenses:
    Selling                                         1,208,461         1,174,219         3,090,129         3,580,152
    General and administrative                        340,066           297,293           973,203           969,614
    Slotting fees                                      68,664            49,084           229,148           187,672
                                                 ------------      ------------      ------------      ------------

           Total operating expenses                 1,617,191         1,520,596         4,292,480         4,737,438
                                                 ------------      ------------      ------------      ------------

           Operating income (loss)                     18,538            81,353           (28,789)           54,985


Other income (expense):
    Interest expense, net of interest income           (8,163)           (7,170)          (15,045)          (11,547)
    Net loss from joint ventures                                         (9,660)                             (9,660)
    Other income                                       19,492            20,958            77,161            27,433
                                                 ------------      ------------      ------------      ------------
           Other income (expense)                      11,329             4,128            62,116             6,226
                                                 ------------      ------------      ------------      ------------

           Income before income tax expense            29,867            85,481            33,327            61,211

Income tax expense                                        --                --                --                --
                                                 ------------      ------------      ------------      ------------
           Net income                            $     29,867      $     85,481      $     33,327      $     61,211
                                                 ============      ============      ============      ============

Weighted average common shares
outstanding (in 000's):
    Basic                                               4,786             4,811             4,769             4,811
    Diluted                                             5,795             5,859             5,772             5,839



Net income per share:
    Basic                                                 .01               .02               .01               .01
    Diluted                                               .01               .01               .01               .01

                             ANNIE'S HOMEGROWN, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited



                                                                             Nine months ended
                                                                                December 31,
                                                                       ------------------------------
                                                                           2000              2001
                                                                       ------------      ------------
Cash flows from operating activities:
    Net income                                                         $     33,327      $     61,211
    Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
        Depreciation and amortization                                        54,000            58,500
        Net loss from joint ventures                                           --               9,660
        Stock compensation to employees/directors                            46,187            46,187
        Changes in
           Accounts receivable, trade                                    (1,030,072)          (97,485)
           Inventory                                                       (459,569)         (570,074)
           Other assets                                                     (26,090)           19,296
           Note receivable, stockholders                                     73,509            69,117
           Accounts payable, trade                                          676,518           414,918
           Accrued expenses                                                 (62,880)          174,556
                                                                       ------------      ------------
               Net cash (used in) provided by operating activities         (695,070)          185,886


Cash flows from investing activities:
    Acquisition of Tamarind Tree brand                                      (24,778)          (30,524)
    Investments in joint ventures                                              --             (50,000)
    Purchases of equipment                                                  (73,785)          (71,994)
                                                                       ------------      ------------
               Net cash (used in) investing activities                      (98,563)         (152,518)


Cash flows from financing activities:

    Note receivable - related party                                            --            (337,000)
    Net borrowings (payments) on line of credit                             342,762           274,388
                                                                       ------------      ------------
               Net cash (used in) provided by financing activities          342,762           (62,612)

Net (decrease) increase in cash and cash equivalents                       (450,871)          (29,244)
Cash and cash equivalents, beginning of period                              452,903            78,823
                                                                       ------------      ------------
Cash and cash equivalents, end of period                               $      2,032      $     49,579
                                                                       ============      ============

Supplemental disclosure of cash flow information
Cash paid for interest                                                 $     15,045      $     11,547
                                                                       ============      ============
Cash paid for income taxes                                             $       --        $       --
                                                                       ============      ============

ANNIE'S HOMEGROWN, INC. NOTES TO
FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION:

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position at December 31, 2001, its results of operations for the three and nine month periods ended December 31, 2000 and 2001, and its cash flows for the nine month period ended December 31, 2000 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. For further information, reference should be made to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2001, on file with the Securities and Exchange Commission.

NOTE 2 -- SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

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

The Company recognized a gain of $62,121 on the aforementioned sale of the common stock of RMFC, which represents the amount by which the fair value of the 30,000 shares of Annie's Homegrown, Inc. exceeds the net assets sold. The Company deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as cash flows from RMFC's operating activities are sufficient to fund the repayment of the note. At December 31, 2001, the balance of the note receivable is $48,183.

NOTE 3 -- EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted income/(loss) per common share of the Company's reported net income/(loss) is as follows (in thousands except per share data):

Three Months Ended Dec 31, 2000         Net Income       Weighted Average Shares       Per Share Data
-------------------------------         ----------       -----------------------       --------------
Basic income per common share              $ 30                   4,786                     $.01
Conversion of Preferred Stock                --                   1,000                       --
Stock options                                --                       9                       --
Diluted income per common share            $ 30                   5,795                     $.01


Three Months Ended Dec. 31, 2001        Net Income       Weighted Average Shares       Per Share Data
-------------------------------         ----------       -----------------------       --------------
Basic income per common share              $ 85                   4,811                     $.02
Conversion of Preferred Stock                --                   1,000                       --
Stock options                                --                      48                       --
Diluted income per common share            $ 85                   5,859                     $.01


Nine Months Ended Dec. 31, 2000         Net Income       Weighted Average Shares       Per Share Data
-------------------------------         ----------       -----------------------       --------------
Basic loss per common share                $ 33                   4,769                     $.01
Conversion of Preferred Stock                --                   1,000                       --
Stock options                                --                       3                       --
Diluted loss per common share              $ 33                   5,772                     $.01

Nine Months Ended Dec 31, 2001          Net Income       Weighted Average Shares       Per Share Data
------------------------------          ----------       -----------------------       --------------
Basic income per common share              $ 61                   4,811                     $.01
Conversion of Preferred Stock                --                   1,000                       --
Stock options                                --                      28                       --
Diluted income per common share            $ 61                   5,839                     $.01

NOTE 4 - LINE OF CREDIT

On November 3, 2000, the Company entered into a $1,000,000 line of credit with a bank that is secured by all of the assets of the Company. The line of credit provides for interest at prime plus 1% (5.75% at December 31, 2001). On June 15, 2001, the Company increased the line of credit to $1,500,000. The balance borrowed on the line at December 31, 2001 is $969,986 leaving $530,014 remaining open on the line of credit.

NOTE 5 - JOINT VENTURES

Ceres Organic, LLC.
-------------------
In April 2001, the Company and Ceres Organic Harvest, Inc. (the "Supplier") entered into a joint venture transaction where each company has a 50% beneficial ownership interest in the joint venture. The net profits and net losses of the joint venture for each fiscal year will be allocated equally between the Company and the Supplier and be accounted for on the Company's books using the equity method of accounting. Under the joint venture agreement, the Company will provide to the joint venture a $350,000 demand line of credit at the same interest rate as what the Company is charged by its bank. The Company plans to fund the demand line of credit to the joint venture through its existing line of credit. No interest was charged for the nine months ended December 31, 2001. The advances under the demand line of credit are being carried on the Company's books as a note receivable from a related party.

For the nine months ended December 31, 2001, the Company's portion of the results of operations was a loss of approximately $10,000. The Company purchased $309,392 of organic wheat from its joint venture, Ceres Organic LLC, for the nine months ended December 31, 2001. In addition, the Company recorded $53,120 for management fees as an offset to the Company's general and administrative expenses for the services and expenses provided to the joint venture for the nine months ended December 31, 2001. At the end of the quarter, December 31, 2001, Ceres owed the Company $337,000 under the demand line of credit and the Company owed Ceres $9,392, which is included in accounts payable in the accompanying balance sheet.

HomeGrown Licensed Brands, Inc.
-------------------------------
In July 2001, the Company formed HomeGrown Licensed Brands, Inc., a Delaware corporation ("Licensed Brands"), as a joint venture with Joseph Viviano, a consultant to the Company. The Company and Mr. Viviano each have a 50% beneficial ownership interest in Licensed Brands. The purpose of Licensed Brands is to manufacture and sell pasta products utilizing trademarks licensed from other companies. Licensed Brands was initially capitalized with $100,000, $50,000 of which was contributed by the Company. In addition, the two stockholders of Licensed Brands are each obligated to contribute an additional $25,000 if necessary to satisfy the working capital needs of Licensed Brands.

For the nine months ended December 31, 2001, the Company's portion of results of operations was $340. The Company received $12,000 for management fees as an offset to the Company's general and administrative expenses for the services and expenses provided to the joint venture for the nine months ended December 31, 2001.

NOTE 6 -- RELATED PARTY

The Company retained Napa Valley Kitchens ("NVK") on June 1, 2000 to provide services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and marketing support. All promotions and slotting presentations are subject to the Company's approval. NVK is owned by Homegrown Natural Foods, Inc., the Company's majority stockholder. During the nine months ended December 31, 2001 and 2000, the Company incurred expenses of $206,282 and $171,234, respectively, for these services. As of December 31, 2001, the Company owed NVK $255,930, which is included in accounts payable in the accompanying balance sheet.

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


                           FORWARD LOOKING STATEMENTS

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so-called "forward looking statements", which involve risks and uncertainties. Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-QSB, the terms "anticipates," "expects," "estimates," "believes" and other similar terms as they relate to the Company or its management are intended to identify such forward looking statements. In particular, statements made in Item 2., Management's Discussion and Analysis, relating to the sufficiency of funds for the Company's working capital requirements during 2001 and the Company's expectation that future cash flow will continue to be provided from operations are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to: (i) competitive factors in the market place; (ii) relative mix of sales through distributors and direct to supermarkets; (iii) fluctuation in quarterly and annual operating results due to seasonality (e.g., macaroni and cheese is consumed mostly during colder months of the year) and based on the Company's promotional schedule; (iv) dependence on key personnel;
(v) availability and cost of capital; (vi) consumers' tastes and preferences on current products as well as acceptance of new product introductions; and (vii) general economic conditions, among others. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission including the Company's annual report on Form 10-KSB for the year ended March 31, 2001.

RESULTS OF OPERATIONS

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2001

NET SALES. Net sales increased by $1,871,096 or 20.53% from $9,115,745 in 2000 to $10,986,841 in 2001. The net sales increase was the result of increases in continuing product sales (15.07%) and new products (5.46%).

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 46.77% in 2000 to 43.62% in 2001. The decrease was a result of the product mix by selling more items with lower margin and more private label items.

SELLING EXPENSES. Selling expenses increased by $490,023 or 15.86% from $3,090,129 in 2000 to $3,580,152 in 2001 but decreased as a percentage of net sales from 33.90% in 2000 to 32.59% in 2001. The increase in selling expenses reflects more promotions on continuing product sales and promotions on new product introductions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $3,589 or 0.37% from $973,203 in 2000 to $969,614 in 2001 and decreased as a percentage of net sales from 10.68% in 2000 to 8.83% in 2001. The decrease in general and administrative expenses is a result of expenses being offset by the receipt of management fees from the joint ventures and a decrease from last year in the management fee paid to Liberty, the

Company's distributor in 2000. The management fee for 2000 also included a termination fee for terminating the Liberty Richter distribution agreement as of May 31, 2000.

SLOTTING FEES. Slotting expenses decreased by $41,476 or 18.1% from $229,148 in 2000 to $187,672 in 2001, and decreased as a percentage of net sales from 2.51% in 2000 to 1.71% in 2001. The Company scaled back its investment in slotting fees in existing markets as well as distribution into new markets as the Company becomes more selective in the markets it decides to enter or expand. Slotting fees are required by most supermarkets and are expensed at the time of product introduction.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges decreased by $ 3,498 from $15,045 in 2000 to $11,547 in 2001 and decreased as a percentage of sales from 0.17% in 2000 to 0.11% in 2001. The decrease in interest expense and other charges is the result of lower borrowings and reduced interest rate under the Line of Credit.

OTHER INCOME. Other income decreased by $49,728 from $77,161 in 2000 to $27,433 in 2001 and decreased as a percentage of net sales from 0.85% in 2000 to 0.25% in 2001. The decrease was a result of recognizing more income from fees for inserting coupons into boxes in 2000 than in 2001.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

NET SALES. Net sales increased by $330,534 or 9.41% from $3,513,340 in 2000 to $3,843,874 in 2001. The net sales increase was the result of increases in continuing product sales (2.74%) and new products (6.67%).

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 46.56% in 2000 to 41.68% in 2001. The decrease was a result of the product mix by selling more items with lower margin and more private label items.

SELLING EXPENSES. Selling expenses decreased by $34,242 or 2.83% from $1,208,461 in 2000 to $1,174,219 in 2001 and decreased as a percentage of net sales from 34.40% in 2000 to 30.55% in 2001. The decrease in selling expenses as a percentage of net sales reflects less promotions on continuing product sales and new product introductions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by $42,773 or 12.58% from $340,066 in 2000 to $297,293 in 2001 and decreased as a percentage of net sales from 9.68% in 2000 to 7.73% in 2001. The decrease in general and administrative expenses is a result of expenses being offset by the receipt of management fees from the joint ventures.

SLOTTING FEES. Slotting expenses decreased by $19,580 or 28.52% from $68,664 in 2000 to $49,084 in 2001, and decreased as a percentage of net sales from 1.95% in 2000 to 1.28% in 2001. The Company scaled back its investment in slotting fees in existing markets as well as distribution into new markets as the Company becomes more selective in the markets it decides to enter or expand. Slotting fees are required by most supermarkets and are expensed at the time of product introduction.

INTEREST EXPENSE AND OTHER CHARGES. Interest expense and other charges decreased by $ 993 from $8,163 in 2000 to $7,170 in 2001 and decreased as a percentage of sales from 0.23% in 2000 to 0.19% in 2001. The decrease in interest expense is the result of lower borrowings and reduced interest rate under the Line of Credit.

OTHER INCOME. Other income increased by $1,466 from $19,492 in 2000 to $20,958 in 2001 and decreased as a percentage of net sales from 0.55% in 2000 to 0.54% in 2001. The increase was a result of recognizing more income from fees for inserting coupons into boxes in 2001 than in 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations through a public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At December 31, 2001, the Company had a working capital surplus of $1,998,424, which is an increase of $116,862 or 6.21% from a working capital surplus of $1,881,562 at March 31, 2001. The increase in the working capital was attributable to net income for the nine months ended December 31, 2001 and payments received on the notes receivable from stockholders.

Net cash provided by operating activities for the nine months ended December 31, 2001 was $185,886 resulting primarily from an increase in accounts payable and accrued expenses offset by an increase in inventory.

Net cash used in investing activities consisted of expenditures totaling $152,518, which related to additional purchase price in the form of the ongoing royalty in connection with the purchase of the Tamarind Tree brand, investment in the joint ventures, and the purchase of office equipment and plates and dies.

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

LICENSED BRANDS JOINT VENTURE

On July 5, 2001, we formed HomeGrown Licensed Brands, Inc., a Delaware corporation ("Licensed Brands"), as a joint venture with Joseph Viviano, a consultant to the Company. The Company and Mr. Viviano each have a 50% beneficial ownership interest in Licensed Brands. The purpose of Licensed Brands is to manufacture and sell pasta products utilizing trademarks licensed from other companies. Licensed Brands was initially capitalized with $100,000, $50,000 of which was contributed by the Company. In addition, the two stockholders of Licensed Brands are each obligated to contribute an additional $25,000 if necessary to satisfy the working capital needs of Licensed Brands. In addition to his capital contribution, Mr. Viviano is responsible for certain operations and management of Licensed Brands, including identifying trademarks to be licensed by Licensed Brands.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the approximate amount of $360,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $30,000 and $14,400 for the year ended March 31, 2001 and the nine months ended December 31, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits
              The following exhibit is filed herewith:

              10.72 Fourth Amendment to the Employment Agreement by and between Paul B. Nardone and Annie's Homegrown, Inc. dated as of September 4, 2001.

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

Date: February 19, 2002                    /s/ Paul B. Nardone
                                           ----------------------------------
                                           Paul B. Nardone
                                           President and Chief Executive Officer

Date: February 19, 2002                    /s/ Neil Raiff
                                           ----------------------------------
                                           Neil Raiff
                                           Chief Financial Officer & Treasurer