Form 10KSB40/A
period 2001-03-31
ANNIES HOMEGROWN INC
filed 2002-02-26
CIK 890818

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


                      395 MAIN STREET, WAKEFIELD, MA 01880
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  781-224-1172
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

We use contract packers to manufacture our products according to strict specifications, which include the recipes, ingredients, graphics and packaging for our products. Our products are sold primarily through distributors to supermarkets and natural and specialty food stores. We also manufacture private label macaroni and cheese house brands for retailers. In the natural food stores, our products are sold in 100% of the stores nationwide. In supermarkets our products are sold in approximately 40% of the stores nationwide. We have the highest market penetration in supermarkets in the Boston and San Francisco metropolitan areas. Our products are sold through approximately 99% of the supermarkets in the Boston area and approximately 96% of the supermarkets in the San Francisco area. We continue to expand into the Philadelphia, Denver and Chicago metropolitan markets with both existing products as well as new products. Our strategy is to expand our supermarket distribution nationally in addition to developing new and unique all natural and organic food products to sell to our existing customer base.

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

In the mass markets, we sell in large supermarket chains such as STOP AND SHOP in New England and SAFEWAY STORES in California. We currently have penetrated all of the major supermarket chains in New England, and sell in several major supermarket chains in New York and California. In 2001, we expanded our business to include club stores such as Costco. We continue to expand our sales area to include major supermarkets in the Philadelphia, Denver, and Chicago metropolitan regions. Currently, we sell in approximately 40% of the supermarkets in those regions.

Our products are also sold in natural food markets and specialty food stores, such as WHOLE FOODS and WILD OATS, and to select natural and specialty food distributors. Buying practices of natural and specialty food stores are highly selective due to the nature of the retailers, which reflect their customers' demands for both natural and premium quality products. According to SpenceInformation Services (SPINSscan), Annie's was the Number 1 ranked brand, based on total dollar sales and total unit sales, in the Entree and Mixes category with the top two selling items in that category for the 52-week period ended March 31, 2001.

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

In October 1996, we signed a master distribution agreement with Liberty Richter, Inc. The agreement called for them to distribute all of our products throughout the continental United States, except for our private label and mail order lines. In addition, they agreed to provide other services, such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and trade show participation. The decision to use Liberty Richter was based on management's determination that it was easier to outsource these functions than for Annie's to perform them in-house. Under this agreement, Annie's sold its products to Liberty Richter, which in turn sold the products to the distributor who sold them to the retailer. In July 1999, we agreed with Liberty to modify the master agreement to allow us to sell our products directly to the mass markets that do not buy through distributors in the New England and West Coast regions. For the fiscal years ended March 31, 1999 and 2000, sales under that master distribution agreement accounted for approximately 87% and 69%, respectively, of our net sales. As of May 31, 2000, we mutually agreed to terminate that agreement and Liberty ceased to represent our products.

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

 It is customary in the food industry to use distributors to sell products. It is easier to sell through distributors as supermarkets have stringent product, marketing, volume and pricing requirements. In certain cases, a supermarket may require Annie's to sell to the supermarket through a distributor designated by the supermarket.

Annie's makes the final determination of what deals are offered to the retailers. The distributor performs the function of getting the product to the correct store and shelf spot in the store.

It is the food brokers and regional managers, under the direction of Annie's, that determine how to best market the Company's products. Regional managers and food brokers present our products to a supermarket or distributor buyer using our sales and marketing presentation.

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

Over the years, we have developed a mailing list of 150,000 names. Currently we receive approximately 250 pieces of mail, 100 e-mails, and 40 telephone calls each week pertaining to our products and our Company. We do not use an outside service to handle our consumer relations and therefore these figures are based on internal Company estimates.

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

COMPETITION

Our industry is highly competitive. The principal methods of competition in the macaroni and cheese market include product quality and taste, brand advertising, trade and consumer promotions, packaging and the development of new products. We compete not only for consumer acceptance but also for shelf space in supermarkets and natural food stores and for the marketing focus of our distributors, some of which also distribute competing products.

The mass-market macaroni and cheese category is highly competitive. The leading brand in that category is Kraft's Original Macaroni and Cheese Dinner (Kraft is approximately 85% owned by Philip Morris Companies, Inc.), which accounted for over 70% of the total dollar sales in the macaroni and cheese category in 2000, according to AC Nielsen's Scan Data reports. In addition to the Kraft brand, the mass-market macaroni and cheese category is comprised of other products such as Golden Grain (owned by the Quaker Oats Company), several regional brands, and private label products (i.e., store brands). Most of the companies that compete in the mass-market macaroni and cheese category are larger than us and have significantly greater resources than we do.

Nevertheless, we believe that our products do not directly compete with those store brands as mentioned above. Our products are positioned as "premium" brands and compete with other premium brands in the macaroni and cheese categories, such as Kraft's Velveeta brand. We are viewed as a natural alternative to the mass-market, artificially flavored brands. We believe that our target consumers are people who prefer to buy natural, better-tasting products and are willing to pay a premium for those products. We use unique, brightly colored packaging to differentiate our products from mass-market brands, which tend to be very similar to each other in graphical design.

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

As discussed above, we believe that our principal bases of competition include product quality, taste, reputation and brand loyalty. We believe that we compete favorably with respect to those factors, although there can be no assurance that we will be able to continue to do so. Our ability to compete successfully in the future will depend on factors both within and outside our control, including general market conditions and our ability to respond to changing market conditions and the activities of our competitors, to control costs, to introduce successful new products, and to grow our customer base. We can give no assurance that we will be able to compete successfully with respect to these factors in the future or that present or future competitors will not successfully compete with us in the future.

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

REGULATION

The Company and its manufacturers, distributors and co-packers are subject to extensive regulation by federal, state and local authorities that affect its business. All of our food products and packaging materials are subject to regulations administered by the Food and Drug Administration ("FDA"). Under the Federal Food, Drug and Cosmetic Act of 1938, as amended, the FDA prescribes the requirements and establishes the standards for quality, purity and labeling. Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated foods, establishes safety standards for food processing, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for certain foods, and establishes labeling standards and nutrition labeling requirements for food products. Among other requirements, the FDA must approve the Company's products, including a review of the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States.

In order to maintain our organic products as certified organic, Annie's is certified by an outside private agency, Oregon Tilth, that our organic products meet their highest quality standards.

The Federal Trade Commission ("FTC") regulates the advertising of the Company's products and business. In addition, various states regulate our business by enforcing federal and state standards of identity for selected food products, grading food products, inspecting our manufacturers' plants and in a few instances imposing their own labeling requirements on food products. Some food commodities are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.

We and our manufacturers, distributors and co-packers are also subject to various federal, state and local laws and regulation concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conversation and Recovery Act and the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as Superfund. Superfund imposes joint and several liability on parties that arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment.

New government laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of the Company's products. If the Company fails to comply with applicable laws and regulations, it may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on the business, results of operations and financial condition. The Company has not experienced any regulatory problems in the past and has not been subject to any fines or penalties.

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

(c)  The following matters were voted upon at the Special Meeting:

1.   ELECTION OF DIRECTORS

     NOMINEE                       VOTES FOR        VOTES WITHELD
     -------                       ---------        -------------
     Ellen Ambrose                 4,803,985            2,765

     Ronald L. Cheney              4,803,885            2,865

     E. Michael Moone              4,804,035            2,715

     Paul B. Nardone               4,803,870            2,880

     Ann E. Withey                 4,804,685            2,065

     John Foraker                  4,804,085            2,665

     C. Richard Lemon              4,804,135            2,615


2. RATIFICATION OF THE SELECTION OF KPMG LLP AS AUDITORS FOR THE FISCAL YEAR ENDING MARCH 31, 2001

     Votes For          Votes Against          Abstentions
     ---------          -------------          -----------
     4,805,001               550                  1,199


3. AMEND THE COMPANY'S CERTIFICATE OF INCORPORATION, AS AMENDED, TO CHANGE THE NAME OF THE CORPORATION FROM "ANNIE'S HOMEGROWN INC." TO "ANNIE'S HOMEGROWN, INC."

     Votes For          Votes Against          Abstentions
     ---------          -------------          -----------
     4,470,894                0                     0

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

None

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, KEY PERSONS AND DIRECTORS

The executive officers and directors of the Company serve for one year or until their successors have been elected or appointed. The following chart lists the executive officers and directors as of June 29, 2001:

NAME                  AGE      FIRST YEAR ELECTED        POSITION
----                  ---      ------------------        --------
Ann E. Withey         38            1989             Inspirational President
                                                     and Director
John Foraker          38            1999             Chairman
Paul B. Nardone       34            1995             President, Chief Executive
Neil Raiff            44            1989             Chief Financial Officer,
                                                     Secretary and Treasurer
Ronald L. Cheney      65            1998             Director
E. Michael Moone      61            1999             Director
C. Richard Lemon      58            1999             Director
Ellen Ambrose         46            1999             Director

ANN E. WITHEY co-founded Annie's Homegrown, Inc. in 1989 and is currently a director and has served as our Inspirational President since 1995. Ms. Withey's title as Inspirational President is meant to recognize her role in the founding of the Company, and to distinguish her title from the statutory office of President currently held by Mr. Nardone. Ms. Withey's position is not purely ceremonial in nature. As Inspirational President, Ms. Withey's responsibilities are to lead the consumer relations, quality control and new product development functions of the Company, to maintain the social integrity of the Company including adherence to our mission statement as well as consumer correspondence and relations. Ms. Withey has also served as a director of Annie's since 1989. For the fiscal year ended March 31, 2001, Ms. Withey elected to reduce her salary from $84,000 to $30,000 without reducing her role with us. Ms. Withey has served as a director of the Company since 1989. Ms. Withey was co-founder of Smartfood, Inc. and creator of the original recipe for Smartfood Popcorn. Smartfood Inc. was sold to Frito-Lay, a division of PepsiCo, in 1989. Ms. Withey and her husband own and operate a small organic produce farm in Connecticut.

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

PAUL B. NARDONE has been the Company's President since October 1996 and Chief Executive Officer since December 1999. In July 1999, Mr. Nardone was elected to our Board of Directors. Mr. Nardone is responsible for managing our strategic plan. In 1990, Mr. Nardone founded New England Snacks, Inc., a regional snack food distributorship. In March 1992, New England Snacks, Inc. was sold to Alternative Distributors where Mr. Nardone served as Vice President of sales until joining the Company in 1993. Mr. Nardone holds a B.A. degree in Political Science from Tufts University in Medford, Massachusetts. Mr. Nardone is currently enrolled in the Executive M.B.A. program at Columbia University Business School.

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

SUMMARY COMPENSATION TABLE
                                                       SECURITIES
                                                       UNDERLYING
      NAME AND            YEAR   SALARY (1)  BONUS (2)  OPTIONS      ALL OTHER
 PRINCIPAL POSITION                 ($)         ($)       (#)      COMPENSATION
------------------------  -----  ----------  ---------  ---------  ------------
PAUL NARDONE (3)(6)       2001   $  126,000  $  21,323    --            --(7)
President, Chief          2000      104,000     44,044    --            --(7)
Executive Officer         1999      109,000     33,852    --            --

ANN E. WITHEY             2001   $   30,000  $      --    --       $  36,041(5)
Inspirational President   2000       84,000         --    --            --
                          1999       94,500         --    --          13,528(5)

NEIL RAIFF (8)            2001   $  108,000  $  18,277    --            --
Chief Financial Officer,  2000       84,000     25,962    --            --
Secretary and Treasurer   1999      100,500         --    --            --

ANDREW M. MARTIN (3)      2001   $       --  $      --    --       $    --
                          2000       72,000         --    --            --
                          1999      121,500         --    --          35,949(4)

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

                                                 NUMBER OF         VALUE OF
                                                 SECURITIES       UNEXERCISED
                                                 UNDERLYING       IN-THE-MONEY
                                                UNEXERCISED        OPTIONS AT
                                SHARES TO BE   OPTIONS AT FY-    FY-END ($) (1)
                                  RECEIVED    END EXERCISABLE/    EXERCISABLE/
          NAME            YEAR   ON EXERCISE   UNEXERCISABLE     UNEXERCISABLE
------------------------  ----   -----------   --------------   ----------------
PAUL B. NARDONE (2)       2001        --       42,946/301,920   $85,463/$128,195
President and Chief       2000        --       21,473/323,393   $42,731/$170,927
Executive Officer         1999        --            --                 --

ANN E. WITHEY             2001        --            --                 --
Inspirational President   2000        --            --                 --
                          1999      71,620       15,667/0            $0/$0

NEIL RAIFF                2001        --       18,949/147,169   $37,708/$56,554
Chief Financial Officer,  2000        --        9,475/156,643   $18,855/$75,407
Secretary and Treasurer   1999        --            --                 --

ANDREW M. MARTIN (2)      2001        --            --                 --
                          2000        --            --                 --
                          1999     101,959       37,302/0            $0/$0
--------------------------------------------------------------------------------

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

                                                                                                PERCENT OF
                        PRE-SPLIT AMOUNT OF      PERCENT OF PRE-SPLIT    POST-SPLIT AMOUNT OF   POST-SPLIT COMMON
                        BENEFICIAL OWNERSHIP     COMMON STOCK ON AN AS   BENEFICIAL OWNERSHIP   STOCK ON AN AS
NAME AND ADDRESS (1)    (2) (3)                  CONVERTED BASIS (4)     (5)                    CONVERTED BASIS (5)
--------------------    ---------------------    ----------------------  ---------------------  -------------------
HOMEGROWN NATURAL       3,577,691                63.23%                  1788.85                66.40%
FOODS, INC. (6)
580 GATEWAY DRIVE
NAPA, CA 94558

JOHN FORAKER (7)        3,577,691                63.23%                  1788.85                66.40%
C/O HOMEGROWN NATURAL
FOODS, INC.
580 GATEWAY DRIVE
NAPA, CA 94558

ANN E. WITHEY (8)       788,542                  13.94%                  394.27                 14.64%
C/O ANNIE'S HOMEGROWN
INC.
395 MAIN STREET
WAKEFIELD, MA 01880

PAUL NARDONE (9)        101,919                  1.77%                   50.96                  1.86

NEIL RAIFF (10)         80,645                   1.42                    40.32                  1.49%

RONALD L. CHENEY (11)   100,104                  1.76%                   50.05                  1.85%

ELLEN AMBROSE (12)      17,500                   *                       8.75                   *

E. MICHAEL MOONE (13)   0                        *                       0                      *

C. RICHARD LEMON (14)   0                        *                       0                      *
                        ----------               --------                ---------              ---------
ALL DIRECTORS AND       4,666,401                80.07%                  2333.20                83.96%
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

(4) Percentage of beneficial ownership is calculated on the basis of the amount of outstanding securities (Common and Preferred Stock) at December 31, 2001 (5,657,808) plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to stock options or other rights.
(5) Assumes the effectiveness of the 1 for 2,000 reverse stock split, which is presented as Proposal 3 in the Company's Proxy Statement for its 2002 Annual Meeting. Pursuant to the Proposal, 270,000 shares of Common Stock will be retired and 270,000 units of scrip will be issued. Percentage of beneficial ownership is calculated on an as adjusted, pro forma basis, showing the amount of outstanding securities (Common and Preferred Stock) on December 31, 2001, less shares that will be retired in conjunction with the reverse stock split (leaving 2,703.904 deemed outstanding).
(6) Includes all stock subject to Irrevocable Proxies that Mr. Andrew Martin (1,411,109 shares) and Ms. Ann Withey (617,418 shares) granted to Homegrown Holdings Corp., now known as Homegrown Natural Foods, Inc., in conjunction with the Stock Collar Agreements each dated December 2, 1999 (described below), which grants voting authority with respect to such shares.
(7) Includes all stock subject to Irrevocable Proxies Agreement that Mr. Andrew Martin (1,411,109 shares) and Ms. Ann Withey (617,418 shares) granted to Homegrown Holdings Corp., now known as Homegrown Natural Foods, Inc., in conjunction with the Stock Collar Agreements dated December 2, 1999 (described below), which grants voting authority with respect to such shares and for which Mr. Martin and Ms. Withey disclaim beneficial ownership. Mr. Foraker, Chairman of the Company's Board of Directors, is also the Chief Executive Officer of Homegrown Natural Foods. Mr. Foraker holds 30, 532 shares of Homegrown Natural Foods. Series A Preferred Stock, 227, 501 shares of its Common Stock, and options to purchase 101, 000 shares of its Common Stock.
(8) Ms. Withey is a director of Annie's and is the Company's Inspirational President. All of Ms. Withey's Common Stock is subject to Stock Transfer Instructions, dated July 27, 1995, and as amended described below. Certain loans by Annie's to Ms. Withey are secured by the Common Stock that may be received by her upon exercise of certain option grants (described below). Does not include 617,418 shares of Ms. Withey's Common Stock are subject to a Stock Collar Agreement and Irrevocable Proxy with Homegrown Natural Foods, for which she disclaims beneficial ownership.
(9) Mr. Nardone is a director of Annie's. Includes the vested portion (64,419 shares) of a non-qualified stock option to purchase 107,366 shares of the Company's Common Stock under the Company's 1996 Stock Plan for an exercise price of $0.01. Also includes unvested portion (37,500 shares) on a Qualified Stock Option to purchase 237,500 shares of the Company's Common Stock under the Company's 1999 Common Stock Option Plan for an exercise price of $2.00. Mr. Nardone was issued 12,500 shares of Common Stock of Homegrown Natural Foods (less than 1% of the outstanding Common Stock of Homegrown Natural Foods) in consideration of service rendered. Mr. Nardone returned those shares to Homegrown Natural Foods on June 29, 2001.
(10) Mr. Raiff is the Chief Financial Officer of Annie's. The figure above includes the vested portion (28,422) shares of a non-qualified stock option to purchase 47,368 shares of the Company's Common Stock under the Company's 1996 Stock Plan for an exercise price of $0.01 per share.
(11) Mr. Cheney is a director of Annie's. The figure above includes 22,500 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's Non-Employee Directors' Stock Option Plan.
(12) Ms. Ambrose is a director of Annie's. The figure above includes 17,500 shares of Common Stock issuable upon exercise of certain options granted pursuant to Annie's Non-Employee Directors' Stock Option Plan. Ms. Ambrose also holds 2,500 shares of Series A Preferred Stock and options to purchase 5,000 shares of Common Stock of Homegrown Natural Foods, Inc. and is a director of Homegrown Natural Foods, Inc.
(13) Mr. Moone is a director of Annie's and a director of Homegrown Natural Foods, Inc. Mr. Moone also holds 488,402 shares of Series A Preferred Stock and options to purchase 103,333 shares of Common Stock of Homegrown Natural Foods, Inc.
(14) Mr. Lemon is currently a director of Annie's. He is not standing for reelection.
(15) Includes 170,341 shares of Common Stock issuable upon exercise of certain options granted to directors and executive officers pursuant to the Company's various Stock Option Plans.

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

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit Number         Description
-------------------------------------------------------------------------------
   ** 3.1          Certificate of Incorporation, as amended
   ** 3.2          By-Laws, as amended
   ** 3.4          Certificate of Amendment re: name change
   ** 4.1          Certificate of Designation
   ** 10.1         Lease agreement with Second Street Limited Partnership dated
                   December 19, 1994 for Chelsea, MA office
   ** 10.2         Lease agreement with Marin Freeholders dated August 31, 1995 for Sausalito, CA office
   ** 10.6         Distribution Agreement with Liberty Richter, Inc.
   ** 10.7         Employment Contract with Paul B. Nardone dated November, 1996

   ** 10.8         Loan and Security Agreement dated as of February 3, 1998
                   between Fremont Financial Corporation and Annie's
                   Homegrown, Inc.
   ** 10.13        Stock Purchase and Loan Agreement with Andrew Martin
                   dated December 21, 1998
   ** 10.14        Stock Purchase and Loan Agreement with Ann Withey dated
                   December 21, 1998
   ** 10.15        Stock Purchase and Loan Agreement with Deborah Churchill
                   Luster dated December 21, 1998
   ** 10.16        Employment Agreement with Paul Nardone dated December 21,
                   1998
   ** 10.17        Change of Control and Severance Agreement with Neil Raiff
                   dated December 21, 1998
   ** 10.18        Sample Change of Control and Severance Agreement with
                   Other Employees
   ** 10.31        1990 Incentive Stock Option Plan
   ** 10.32        1996 Stock Plan
   ** 10.41        Loan Agreement and Security Agreement with Inventory
                   Addendum dated June 7, 1996 with Presidential Financial
                   Corporation of Massachusetts
   ** 10.42        Demand and Secured Promissory Note dated June 7, 1996 payable to Presidential Financial Corporation of Massachusetts
   ** 10.43        Lease agreement with Anthony C. Simboli dated February 3,
                   1998 for Wakefield, MA office
   ** 10.44        Loan Agreement dated December 31, 1997 between Andrew M.
                   Martin and Annie's Homegrown, Inc.
   ** 10.45        Stock Purchase and Loan Agreement dated October 1, 1997
                   between Andrew M. Martin and Annie's Homegrown, Inc.
   ** 10.46        Amendment to Stock Purchase and Loan Agreement between Andrew
                   M. Martin and Annie's Homegrown, Inc. dated December 31, 1997
   ** 10.47        Stock Purchase and Loan Agreement dated October 1, 1997
                   between Ann E. Withey and Annie's Homegrown, Inc.
   ** 10.48        Amendment to Stock Purchase and Loan Agreement between Ann E.
                   Withey and Annie's Homegrown, Inc. dated December 31, 1997
   ** 10.49        Stock Purchase and Loan Agreement dated October 1, 1997
                   between Deborah Churchill and Annie's Homegrown, Inc.
   ** 10.50        Pledge Agreement dated December 31, 1997 between Andrew
                   M. Martin and Annie's Homegrown, Inc.
   ** 10.54        Investment and Stock Purchase Agreement
   ** 10.55        Escrow Letter Agreement
   ** 10.56        Promissory Note in the original principal amount of
                   $1,000,000 issued to Homegrown Holdings Corp. by Annie's
                   Homegrown Inc. dated December 2, 1999.
   ** 10.57        Warrant issued to Homegrown Holdings Corp. by Ann E. Withey to purchase shares of the Company's Common Stock. Warrant issued to Homegrown Holdings Corp. by Andrew M. Martin to purchase shares of the Company's Common Stock.
   ** 10.58        Stock Collar Agreement by and between Ann E. Withey and
                   Homegrown Holdings Corp. dated December 2, 1999
   ** 10.59        Stock Collar Agreement by and between Andrew M. Martin
                   and Homegrown Holdings Corp. dated December 2, 1999.
   ** 10.60        Separation Agreement by and between Andrew M. Martin and
                   Annie's Homegrown Inc. dated December 2, 1999.
   ** 10.61        Separation Agreement by and between Deborah Churchill
                   Luster and Annie's Homegrown Inc. dated December 2, 1999

   ** 10.62        Irrevocable Proxy between Ann E. Withey and Homegrown
                   Holdings Corp. dated December 2, 1999.
   ** 10.63        Irrevocable Proxy between Andrew M. Martin and Homegrown
                   Holdings Corp. dated December 2, 1999.
   ** 10.64        Second Amendment to Employment Agreement by and between
                   Paul B. Nardone and Annie's Homegrown Inc.
   ** 10.65        Third Amendment to Employment Agreement by and between Paul
                   B. Nardone and Annie's Homegrown Inc. dated August 16, 2000
   ** 10.66        Amendment to the Investment and Stock Purchase Agreement
                   between Homegrown Holdings Corp and Annie's Homegrown, Inc.
                   dated October 16, 2000
   ** 10.67        $1,000,000 Revolving Demand Note between Warren Five Cents
                   Savings Bank and Annie's Homegrown, Inc. dated November 3,
                   2000
   ** 10.68        Loan and Security Agreement between Warren Five Cents Savings
                   Bank and Annie's Homegrown, Inc. dated November 3, 2000
   ** 10.69        $1,500,000 Revolving Demand Note between Warren Five Cents
                   Savings Bank and Annie's Homegrown, Inc. dated June 15, 2001
   ** 10.70        Loan and Security Agreement between Warren Five Cents Savings
                   Bank and Annie's Homegrown, Inc. dated June 15, 2001
   ** 10.71        Limited Liability Company Agreement of Ceres Organics LLC
                   dated July 2, 2001
   *  24.1         Power of Attorney (included on Signature Page of this report)
   ----------------
   *  Filed herewith
   ** Previously filed as an Exhibit to the Company Registration statement on Form SB-2 (No. 33-93982-LA) and subsequent periodic reports and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ANNIE'S HOMEGROWN, INC.
                                              Registrant

                                              /s/ Paul B. Nardone
                                              ----------------------------
                                              Paul B. Nardone, President
                                              and Chief Executive Officer

                                              February 26, 2002
                                              ----------------------------
                                              Date

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

SIGNATURE                TITLE                                       DATE
---------                -----                                       ----


/s/ Paul B. Nardone
----------------------
Paul B. Nardone          President, Chief Executive Officer    February 26, 2002
                         and Director (Principal Executive
                         Officer)


/s/ Ann E. Withey by
Neil Raiff under p/o/a
----------------------
Ann E. Withey            Inspirational President & Director    February 26, 2002



/s/ John Foraker
----------------------
John Foraker             Chairman of the Board                 February 26, 2002



/s/ Neil Raiff
----------------------
Neil Raiff               Chief Financial Officer, Treasurer    February 26, 2002
                         and Secretary (Principal Financial
                         and Accounting Officer)

/s/ Ronald Cheney by
Neil Raiff under p/o/a
----------------------
Ronald Cheney            Director                              February 26, 2002




----------------------
E. Michael Moone         Director



/s/ C. Richard Lemon by
Neil Raiff under p/o/a
----------------------
C. Richard Lemon         Director                              February 26, 2002



/s/ Ellen Ambrose by
Neil Raiff under p/o/a
----------------------
Ellen Ambrose            Director                              February 26, 2002

                         SUPPLEMENTAL INFORMATION TO BE
                      FURNISHED WITH REPORTS FILED PURSUANT
                        TO SECTION 15(D) OF THE EXCHANGE
                          ACT BY NON-REPORTING ISSUERS

                             ANNIE'S HOMEGROWN, INC.


                              Financial Statements
                             March 31, 2000 and 2001
                   (With Independent Auditors' Report Thereon)




Independent Auditors' Report.................................................F-1

Audited Balance Sheets as of March 31, 2000 and March 31, 2001...............F-2

Statement of Operations for the years ended March 31, 2000 and
March 31, 2001...............................................................F-3

Statement of Stockholders' Equity for the years ended March 31,
2000 and March 31, 2001......................................................F-4

Statement of Cash Flows for the years ended March 31, 2000 and
March 31, 2001...............................................................F-5

Notes to Consolidated Financial Statements...................................F-6

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

                             ANNIE'S HOMEGROWN, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 2000 AND 2001


                                           PREFERRED STOCK              COMMON STOCK          ADDITIONAL
                                     --------------------------  --------------------------    PAID-IN     ACCUMULATED
                                        SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL       DEFICIT
                                     ------------  ------------  ------------  ------------  ------------  -----------
Balance at March 31, 1999                    --    $       --       4,876,674  $      4,877  $  2,524,125  $(2,105,847)

    Issuance of preferred stock
       to Homegrown Holdings, Corp.,
       net of issuance costs            1,000,000     2,000,000          --            --        (149,670)         --
    Issuance of stock to directors           --            --           5,000             5         9,995          --
    Acquisition of treasury stock            --            --            --            --            --            --
    Deferred compensation associated
       with issuance of stock options        --            --            --            --         327,822          --
    Amortization of deferred
       compensation expense                  --            --            --            --            --            --
    Reclassification of note
       receivable from officer               --            --            --            --            --            --
    Reclassification of receivable
       from related party                    --            --            --            --            --            --
    Accrued interest on stockholders'
       notes                                 --            --            --            --            --            --
    Repayment of stockholders' notes         --            --            --            --            --            --
    Net income                               --            --            --            --            --         287,593
                                     ------------  ------------  ------------  ------------  ------------  ------------
Balance at March 31, 2000               1,000,000     2,000,000     4,881,674         4,882     2,712,272    (1,818,254)

    Acquisition of treasury stock            --            --            --            --            --            --
    Amortization of deferred
       compensation expense                  --            --            --            --            --            --
    Repayment of stockholders' notes         --            --            --            --            --            --
    Net income                               --            --            --            --            --         310,341
                                     ------------  ------------  ------------  ------------  ------------  ------------
Balance at March 31, 2001               1,000,000  $  2,000,000     4,881,674  $      4,882  $  2,712,272  $ (1,507,913)
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

              In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES. This issue addressed the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupon,

                             ANNIE'S HOMEGROWN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 2001

              and rebates. In April 2001, the EITF reached a consensus on Issue No. 00-25, VENDOR INCOME STATEMENT CLASSIFICATION OF CONSIDERATION TO A PURCHASER OF VENDOR'S PRODUCTS OR SERVICES. This issue addresses the income statement classification of consideration a vendor provides to a retailer, other than that directly addressed in Issue No. 00-14, including slotting fees, cooperative advertising arrangements and buydowns. The consensuses reached in Issues 00-25 and 00-14 are effective for fiscal quarters beginning after December 15, 2001. The adoption of these consensuses will not affect when the Company recognizes incentives or the amount. However, adoption of these consensuses will affect the classification of certain expenses in the statement of operations. As a result, the Company does not expect the adoption of these consensuses to have a material impact on the financial statements.

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

       A schedule of future minimum lease payments under the noncancelable lease is as follows:

                         YEAR ENDING MARCH 31,
                         ---------------------
                                  2002               $   38,959
                                  2003                   40,658
                                  2004                    9,600
                                                     ----------
                                                     $   89,217
                                                     ==========

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