Form 10QSB/A
period 2001-09-30
ANNIES HOMEGROWN INC
filed 2002-02-26
CIK 890818

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

                       Commission file number: 33-93982-LA

                             Annie's Homegrown, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                             06-1258214
-------------------------------                            ---------------------
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

Transitional Small Business Disclosure Format (check one):     Yes [_]   No [X]
================================================================================

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             ANNIE'S HOMEGROWN, INC.

                                  Balance Sheet
                                    Unaudited
                               September 30, 2001
                               ------------------

                                     Assets


Current assets
     Cash and cash equivalents                               $    270,795
     Accounts receivable                                        2,180,801
     Note receivable-related party                                234,000
     Inventory                                                  1,819,749
     Other current assets                                         127,843
                                                             ------------
           Total current assets                                 4,633,188

Office equipment, plates and dies                                 325,661
Accumulated depreciation                                         (188,864)
                                                             ------------
Office equipment, plates and dies, net                            136,797

Goodwill, net of amortization                                     311,604
Note receivable, net of deferred gain                                  --
Other assets                                                      163,666
                                                             ------------
           Total assets                                      $  5,245,255
                                                             ============

                Liabilities and Stockholders' Equity


Current liabilities

     Line of credit                                          $    663,750
     Accounts payable, trade                                    1,725,300
     Accrued expenses                                             377,184
                                                             ------------
           Total current liabilities                            2,766,234

Commitments

Stockholders' equity

     Series A convertible preferred stock, $2.00 par value      2,000,000
       Authorized 1,000,000 shares
       issued and outstanding 1,000,000 shares
     Common stock, $.001 par value                                  4,882
       Authorized 10,000,000 shares
       issued 4,881,674 shares
     Additional paid in capital                                 2,712,272
     Accumulated deficit                                       (1,532,183)
     Notes receivable stockholders                               (264,694)
     Treasury stock, 223,866 common shares at cost               (287,292)
     Deferred compensation                                       (153,964)
                                                             ------------
           Total stockholders' equity                           2,479,021
                                                             ------------
           Total liabilities and stockholders' equity        $  5,245,255
                                                             ============

                             ANNIE'S HOMEGROWN, INC.

                      Consolidated Statements of Operations
                                    Unaudited

                                               Three months ended                Six months ended
                                                   September 30,                   September 30,
                                                   -------------                   -------------
                                               2000            2001            2000            2001
                                           ------------    ------------    ------------    ------------

Net sales                                  $  3,522,652    $  4,039,426    $  5,602,405    $  7,142,968

Cost of sales                                 1,843,204       2,209,341       2,974,444       3,952,493
                                           ------------    ------------    ------------    ------------

           Gross profit                       1,679,448       1,830,085       2,627,961       3,190,475

Operating expenses:
     Selling                                  1,113,627       1,197,923       1,860,301       2,384,568
     General and administrative                 257,379         360,069         654,506         693,689
     Slotting fees                               64,949          58,604         160,483         138,588
                                           ------------    ------------    ------------    ------------

           Total operating expenses           1,435,955       1,616,596       2,675,290       3,216,845
                                           ------------    ------------    ------------    ------------

           Operating income (loss)              243,493         213,489         (47,329)        (26,370)

Other income (expense):
     Interest expense and other charges          (1,578)         (9,738)         (6,882)        (15,113)
     Interest and other income                   36,707           8,431          57,670          17,213
                                           ------------    ------------    ------------    ------------

           Other income (expense)                35,129          (1,307)         50,788           2,100
                                           ------------    ------------    ------------    ------------
           Income (loss) before income
           tax expense                          278,622         212,182           3,459         (24,270)

Income tax expense                                   --              --              --              --
                                           ------------    ------------    ------------    ------------
           Net income (loss)               $    278,622    $    212,182    $      3,459    $    (24,270)
                                           ============    ============    ============    ============

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

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Cash Flows
                                    Unaudited

                                                                 Six months ended
                                                                   September 30,
                                                                   -------------
                                                               2000            2001
                                                           ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                     $      3,459    $    (24,270)
     Adjustments to reconcile net income
      (loss) to net cash (used in) provided
       by operating activities:
         Depreciation and amortization                           36,000          39,000
         Stock compensation to employees/directors               30,791          30,790
         Changes in
             Accounts receivable, trade                      (1,049,143)        (31,288)
             Inventory                                          174,559        (392,393)
             Other assets                                        (7,125)       (127,746)
             Note receivable, stockholders                       31,853          27,464
             Accounts payable, trade                            448,290         859,602
             Accrued expenses                                   (70,735)        121,679
                                                           ------------    ------------
                 Net cash (used in) provided by
                   operating activities                        (402,051)        502,838

Cash flows from investing activities:
     Acquisition of Tamarind Tree brand                         (15,062)        (20,579)
     Purchases of equipment                                     (40,782)        (24,439)
                                                           ------------    ------------
                 Net cash (used in) investing activities        (55,844)        (45,018)

Cash flows from financing activities:
     Note receivable-related party                                   --        (234,000)
     Net borrowings (payments) on line of credit                225,000         (31,848)
                                                           ------------    ------------
                 Net cash (used in) provided by
                   financing activities                         225,000        (265,848)

Net (decrease) increase in cash and cash equivalents           (232,895)        191,972
Cash and cash equivalents, beginning of period                  452,903          78,823
                                                           ------------    ------------
Cash and cash equivalents, end of period                   $    220,008    $    270,795
                                                           ============    ============
Supplemental disclosure of cash flow information
Cash paid for interest                                     $      6,882    $     15,113
                                                           ============    ============
Cash paid for income taxes                                 $         --    $         --
                                                           ============    ============

ANNIE'S HOMEGROWN, INC. NOTES TO
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

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

NOTE 2 - Supplemental disclosure of noncash activitieS

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


NOTE 3 - EARNINGS PER SHARE RECONCILIATION

The reconciliation of the numerators and denominators of the basic and diluted income/(loss) per common share of the Company's reported net income/(loss) is as follows (in thousands except per share data):

Three Months Ended Sept. 30, 2000      Net Income    Weighted Average Shares   Per Share Data
---------------------------------
Basic income per common share             $ 279              4,708                 $ .06
Conversion of Preferred Stock               ---              1,000                   ---
Stock options                               ---                 71                   ---
Diluted income per common share           $ 279              5,779                 $ .05


Three Months Ended Sept. 30, 2001      Net Income    Weighted Average Shares   Per Share Data
---------------------------------
Basic income per common share             $ 212              4,658                 $ .05
Conversion of Preferred Stock               ---              1,000                   ---
Stock options                               ---                224                   ---
Diluted income per common share           $ 212              5,882                 $ .04


Six Months Ended Sept 30, 2000         Net Income    Weighted Average Shares   Per Share Data
------------------------------
Basic income per common share             $   3              4,708                 $ .00
Conversion of Preferred Stock               ---              1,000                   ---
Stock options                               ---                 71                   ---
Diluted income per common share           $   3              5,779                 $ .00

Six Months Ended Sept 30, 2001          Net Loss     Weighted Average Shares   Per Share Data
------------------------------
Basic loss per common share               $ (24)             4,658                 $(.01)
Conversion of Preferred Stock               ---                ---                   ---
Stock options                               ---                ---                   ---
Diluted loss per common share             $ (24)             4,658                 $(.01)


*For the six months ended September 30, 2001, stock options for shares of common stock totaling 224 thousand were outstanding and 1 million shares of convertible preferred stock were not included in the calculation of diluted income per common share because the effect was anti-dilutive.

NOTE 4 - LINE OF CREDIT

On November 3, 2000, the Company entered into a $1,000,000 line of credit with a bank that is secured by all of the assets of the Company. The line of credit provides for interest at prime plus 1% (7.00% at September 30, 2001). On June 15, 2001, the Company increased the line of credit to $1,500,000. The balance borrowed on the line at September 30, 2001 is $663,750 leaving $836,250 remaining open on the line of credit.

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

HomeGrown Licensed Brands, Inc.
-------------------------------
In July 2001, the Company formed HomeGrown Licensed Brands, Inc., a Delaware corporation ("Licensed Brands"), as a joint venture with Joseph Viviano, a consultant to the Company. The Company and Mr. Viviano each have a 50% beneficial ownership interest in Licensed Brands. The purpose of Licensed Brands is to manufacture and sell pasta products utilizing trademarks licensed from other companies. Licensed Brands was initially capitalized with $100,000, $50,000 of which has been contributed by the Company and is included on its books in other assets. In addition, the two stockholders of Licensed Brands are each obligated to contribute an additional $25,000 if necessary to satisfy the working capital needs of Licensed Brands.

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

Net cash provided by operating activities for the six months ended September 30, 2001 was $502,838 resulting primarily from an increase in accounts payable and accrued expenses offset by an increase in inventory.

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


                                         Annie's Homegrown, Inc.
                                         -----------------------
                                             (Registrant)


Date:  February 26, 2002                 /s/ Paul B. Nardone
                                         -------------------------------------
                                         Paul B. Nardone
                                         President and Chief Executive Officer


Date:  February 26, 2002                 /s/ Neil Raiff
                                         -------------------------------------
                                         Neil Raiff
                                         Chief Financial Officer & Treasurer