Form 10QSB/A
period 2001-09-30
ANNIES HOMEGROWN INC
filed 2002-03-07
CIK 890818

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

                       Commission file number: 33-93982-LA

                             Annie's Homegrown, Inc.
              ----------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                         06-1258214
-----------------------------------                      --------------------
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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             ANNIE'S HOMEGROWN, INC.

                                  Balance Sheet
                                    Unaudited
                               September 30, 2001
                               ------------------

                                     Assets


Current assets
     Cash and cash equivalents                               $    270,795
     Accounts receivable                                        2,180,801
     Inventory                                                  1,819,749
     Other current assets                                         127,843
                                                             ------------
           Total current assets                                 4,399,188

Office equipment, plates and dies                                 325,661
Accumulated depreciation                                         (188,864)
                                                             ------------
Office equipment, plates and dies, net                            136,797

Goodwill, net of amortization                                     311,604
Note receivable-related party                                     234,000
Note receivable, net of deferred gain                                  --
Other assets                                                      163,666
                                                             ------------
           Total assets                                      $  5,245,255
                                                             ============

                Liabilities and Stockholders' Equity


Current liabilities

     Line of credit                                          $    663,750
     Accounts payable, trade                                    1,725,300
     Accrued expenses                                             377,184
                                                             ------------
           Total current liabilities                            2,766,234

Commitments

Stockholders' equity

     Series A convertible preferred stock, $2.00 par value      2,000,000
       Authorized 1,000,000 shares
       issued and outstanding 1,000,000 shares
     Common stock, $.001 par value                                  4,882
       Authorized 10,000,000 shares
       issued 4,881,674 shares
     Additional paid in capital                                 2,712,272
     Accumulated deficit                                       (1,532,183)
     Notes receivable stockholders                               (264,694)
     Treasury stock, 223,866 common shares at cost               (287,292)
     Deferred compensation                                       (153,964)
                                                             ------------
           Total stockholders' equity                           2,479,021
                                                             ------------
           Total liabilities and stockholders' equity        $  5,245,255
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

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Cash Flows
                                    Unaudited

                                                                 Six months ended
                                                                   September 30,
                                                                   -------------
                                                               2000            2001
                                                           ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                     $      3,459    $    (24,270)
     Adjustments to reconcile net income
      (loss) to net cash (used in) provided
       by operating activities:
         Depreciation and amortization                           36,000          39,000
         Stock compensation to employees/directors               30,791          30,790
         Changes in
             Accounts receivable, trade                      (1,049,143)        (31,288)
             Inventory                                          174,559        (392,393)
             Other assets                                        (7,125)       (127,746)
             Note receivable, stockholders                       31,853          27,464
             Accounts payable, trade                            448,290         859,602
             Accrued expenses                                   (70,735)        121,679
                                                           ------------    ------------
                 Net cash (used in) provided by
                   operating activities                        (402,051)        502,838

Cash flows from investing activities:
     Note receivable-related party                                   --        (234,000)
     Acquisition of Tamarind Tree brand                         (15,062)        (20,579)
     Purchases of equipment                                     (40,782)        (24,439)
                                                           ------------    ------------
                 Net cash (used in) investing activities        (55,844)       (279,018)

Cash flows from financing activities:
     Net borrowings (payments) on line of credit                225,000         (31,848)
                                                           ------------    ------------
                 Net cash (used in) provided by
                   financing activities                         225,000         (31,848)

Net (decrease) increase in cash and cash equivalents           (232,895)        191,972
Cash and cash equivalents, beginning of period                  452,903          78,823
                                                           ------------    ------------
Cash and cash equivalents, end of period                   $    220,008    $    270,795
                                                           ============    ============
Supplemental disclosure of cash flow information
Cash paid for interest                                     $      6,882    $     15,113
                                                           ============    ============
Cash paid for income taxes                                 $         --    $         --
                                                           ============    ============

                                        5

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

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date through a public offering of Common Stock, private sale of equity (both Common and Preferred Stock) and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At September 30, 2001, the Company had a working capital surplus of $1,632,954, which is a decrease of $248,608 from a working capital surplus of $1,881,562 at March 31, 2001. The decrease in the working capital was attributable to funding the investing activities for the six months ended September 30, 2001.

Net cash provided by operating activities for the six months ended September 30, 2001 was $502,838 resulting primarily from an increase in accounts payable and accrued expenses offset by an increase in inventory.

Net cash used in investing activities consisted of expenditures totaling $279,018, which related to additional purchase price in the form of the ongoing royalty in connection with the purchase of the Tamarind Tree brand, the purchase of office equipment and plates and dies, and the advances on the note receivable to the related party.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the approximate amount of $315,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $30,000 and $9,600 for the year ended March 31, 2001 and the six months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.
..
                                     PART II
                                OTHER INFORMATION


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

                                           Annie's Homegrown, Inc.
                                           -----------------------
                                                 (Registrant)


Date:  March 7, 2002                       /s/ Paul B. Nardone
                                           ---------------------------------
                                           Paul B. Nardone
                                           President and Chief Executive Officer


Date:  March 7, 2002                       /s/ Neil Raiff
                                           ----------------------------
                                           Neil Raiff
                                           Chief Financial Officer & Treasurer