Form 10QSB/A
period 2001-12-31
ANNIES HOMEGROWN INC
filed 2002-03-07
CIK 890818

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
                    ----------------------------------------
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

                                  781-224-1172
                    ----------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      NONE
                    ----------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

                             ANNIE'S HOMEGROWN, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------

                          Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

      Balance Sheet as of December 31, 2001 (unaudited)                     3

      Statements of Operations for the Three and Nine Months
           Ended December 31, 2000 and 2001 (unaudited)                     4

      Statements of Cash Flows for the Nine Months
            Ended December 31, 2000 and 2001 (unaudited)                    5

      Notes to Financial Statements                                        6-7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION                              8-12


                            Part II Other Information


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   12
           Signatures                                                      12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             ANNIE'S HOMEGROWN, INC.
                           Consolidated Balance Sheet
                                    Unaudited
                                December 31, 2001

                                     ASSETS

Current assets
    Cash and cash equivalents                                       $    49,579
    Accounts receivable                                               2,246,998
    Inventory                                                         1,997,430
    Other current assets                                                 48,080
                                                                    -----------
           Total current assets                                       4,342,087

Office equipment, plates and dies                                       373,216
Accumulated depreciation                                               (203,564)
                                                                    -----------
Office equipment, plates and dies, net                                  169,652

Goodwill, net of amortization                                           316,749
Investments in joint ventures                                            50,340
Note receivable - related party                                         327,000
Note receivable, net of deferred gain                                      --
Other assets                                                             96,387
                                                                    -----------
           Total assets                                             $ 5,302,215
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable                                                   $   969,986
    Accounts payable, trade                                           1,280,616
    Accrued expenses                                                    430,061
                                                                    -----------
           Total current liabilities                                  2,680,663

Commitments

Stockholders' equity

    Series A convertible preferred stock, $2.00 par value             2,000,000
       Authorized 1,000,000 shares issued
       and outstanding 1,000,000 shares
    Common stock, $.001 par value                                         4,882
       Authorized 10,000,000 shares
       issued 4,881,674 shares
    Additional paid in capital                                        2,712,272
    Accumulated deficit                                              (1,446,700)
    Notes receivable stockholders                                      (223,041)
    Treasury stock, 223,866 common shares at cost                      (287,292)
    Deferred compensation                                              (138,569)
                                                                    -----------
           Total stockholders' equity                                 2,621,552
                                                                    -----------
           Total liabilities and stockholders' equity               $ 5,302,215
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

                             ANNIE'S HOMEGROWN, INC.
                      Consolidated Statements of Cash Flows
                                    Unaudited



                                                                             Nine months ended
                                                                                December 31,
                                                                       ------------------------------
                                                                           2000              2001
                                                                       ------------      ------------
Cash flows from operating activities:
    Net income                                                         $     33,327      $     61,211
    Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
        Depreciation and amortization                                        54,000            58,500
        Net loss from joint ventures                                           --               9,660
        Stock compensation to employees/directors                            46,187            46,187
        Changes in
           Accounts receivable, trade                                    (1,030,072)          (97,485)
           Inventory                                                       (459,569)         (570,074)
           Other assets                                                     (26,090)           19,296
           Note receivable, stockholders                                     73,509            69,117
           Accounts payable, trade                                          676,518           414,918
           Accrued expenses                                                 (62,880)          174,556
                                                                       ------------      ------------
               Net cash (used in) provided by operating activities         (695,070)          185,886


Cash flows from investing activities:
    Note receivable - related party                                            --            (337,000)
    Acquisition of Tamarind Tree brand                                      (24,778)          (30,524)
    Investments in joint ventures                                              --             (50,000)
    Purchases of equipment                                                  (73,785)          (71,994)
                                                                       ------------      ------------
               Net cash (used in) investing activities                      (98,563)         (489,518)


Cash flows from financing activities:


    Net borrowings (payments) on line of credit                             342,762           274,388
                                                                       ------------      ------------
               Net cash (used in) provided by financing activities          342,762           274,388

Net (decrease) increase in cash and cash equivalents                       (450,871)          (29,244)
Cash and cash equivalents, beginning of period                              452,903            78,823
                                                                       ------------      ------------
Cash and cash equivalents, end of period                               $      2,032      $     49,579
                                                                       ============      ============

Supplemental disclosure of cash flow information
Cash paid for interest                                                 $     15,045      $     11,547
                                                                       ============      ============
Cash paid for income taxes                                             $       --        $       --
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

For the nine months ended December 31, 2001, the Company's portion of the results of operations was a loss of approximately $10,000, which is carried as an offset to the note receivable-related party on the balance sheet. The Company purchased $309,392 of organic wheat from its joint venture, Ceres Organic LLC, for the nine months ended December 31, 2001. In addition, the Company recorded $53,120 for management fees as an offset to the Company's general and administrative expenses for the services and expenses provided to the joint venture for the nine months ended December 31, 2001. At the end of the quarter, December 31, 2001, Ceres owed the Company $337,000 under the demand line of credit and the Company owed Ceres $9,392, which is included in accounts payable in the accompanying balance sheet.

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

                         LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations through a public offering of Common Stock, private sale of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At December 31, 2001, the Company had a working capital surplus of $1,661,424, which is a decrease of $220,138 or 11.70% from a working capital surplus of $1,881,562 at March 31, 2001. The decrease in the working capital was attributable to the investing activities, less the amounts borrowed under the line of credit.

Net cash provided by operating activities for the nine months ended December 31, 2001 was $185,886 resulting primarily from an increase in accounts payable and accrued expenses offset by an increase in inventory.

Net cash used in investing activities consisted of expenditures totaling $489,518, which related to additional purchase price in the form of the ongoing royalty in connection with the purchase of the Tamarind Tree brand, investment in the joint ventures, the purchase of office equipment and plates and dies, and the advances on the note receivable to the related party.

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

                                  Annie's Homegrown, Inc.
                                  -------------------------------
                                          (Registrant)


Date:  March 7, 2002              /s/ Paul B. Nardone
                                  -------------------------------
                                      Paul B. Nardone
                                      President and Chief Executive Officer


Date:  March 7, 2002              /s/ Neil Raiff
                                  -------------------------------
                                      Neil Raiff
                                      Chief Financial Officer & Treasurer