Form 10KSB
period 2002-03-31
ANNIES HOMEGROWN INC
filed 2002-08-05
CIK 890818

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002

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

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form. [X]

The issuer's revenue for the fiscal year ended March 31, 2002 was $14,065,834. As of March 31, 2002, the aggregate market value of the Issuer's voting stock held by non-affiliates was approximately $1,834,494. The Issuer's securities are not traded on any market or exchange. The market value used for the issuer's securities is based on the Homegrown Natural Foods, Inc. transaction price of $2.00 per share, as described herein adjusted for the 2000 to 1 reverse stock split.

As of June 30, 2002, there were 1,000,000 shares of the Issuer's Series A Convertible Preferred Stock, $2.00 par value and 2,204.2535 shares of the Issuer's Common Stock, $.001 par value, issued and outstanding, and 299,301 units of Scrip.

================================================================================

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

We use contract packers to manufacture our products according to strict specifications, which include the recipes, ingredients, graphics and packaging for our products. Our products are sold primarily through distributors to supermarkets and natural and specialty food stores. We also manufacture private label macaroni and cheese house brands for retailers. In the natural food class of trade, we believe our products are sold in nearly all of the stores nationwide. In supermarkets our products are sold in approximately 40% of the stores nationwide. We have the highest market penetration in supermarkets in the Boston and San Francisco metropolitan areas. Our products are sold through approximately 99% of the supermarkets in the Boston area and approximately 96% of the supermarkets in the San Francisco area. We continue to expand into the New York, Philadelphia, Denver and Chicago metropolitan markets with both existing products as well as new products. Our strategy is to expand our supermarket distribution nationally in addition to developing new and unique all natural and organic food products to sell to our existing customer base. Our mission is to provide the highest quality, all natural food products to our customers and to serve as an ethically, socially, and environmentally conscious business model for customers, other companies and the food industry. We promote environmental efforts to minimize the consumption of resources and encourage individuals to make personal commitments to social and environmental causes.

PRODUCTS

We manufacture and sell a variety of products under the Annie's name. All of our products are made using premium all natural ingredients. Our products include:

ANNIE'S SHELLS AND CHEDDAR, introduced in January 1989, made with petite durum semolina pasta shells and premium all natural white cheddar cheese.

ANNIE'S ALFREDO, introduced in August 1989, made with petite durum semolina pasta shells and premium all natural white cheddar cheese with garlic and basil.

ANNIE'S WHOLE WHEAT SHELLS AND CHEDDAR, reintroduced in May 1999 as part of our totally organic line of products, made with an organically grown whole wheat pasta shells and premium organic white cheddar cheese.

ANNIE'S MILD MEXICAN(TM), introduced in November 1994, made with petite durum semolina pasta shells and premium all natural white cheddar cheese and Mexican spices.

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

ANNIE'S CHEDDAR MACARONI AND CHEESE, introduced in November 2000, made with petite durum semolina pasta shells and premium all natural orange cheddar cheese.

These products are typically priced at retail between $0.99 and $1.49 for a package except for the Organics, which are priced between $1.79 and $1.99 a package.

In the quarter ended September 1998, we reintroduced a new line of five all natural pasta dinners called Annie's Pasta Meals. We responded to our consumer requests to reduce the amount of unused cardboard packaging by adding more pasta and cheese to each box thus reducing the amount of unused cardboard packaging. The meals combine different pasta shapes with five sauce recipes with simple cooking directions. Annie's Pasta Meals are made with certified organic pasta and include the following:

ANNIE'S ORGANIC ROTINI WITH FOUR CHEESE SAUCE
ANNIE'S ORGANIC PENNE PASTA WITH ALFREDO SAUCE
ANNIE'S ORGANIC RADIATORE PASTA WITH SUNDRIED TOMATO AND BASIL SAUCE ANNIE'S ORGANIC CORKSCREW PASTA WITH SAVORY HERB AND GARLIC SAUCE
ANNIE'S ORGANIC CURLY FETTUCCINE WITH WHITE CHEDDAR AND BROCCOLI SAUCE

Annie's Pasta Meals are typically priced at retail between $1.59 and $1.99 for a
7.25 oz. package.

ANNIE'S WHITE CHEDDAR POPCORN, totally natural white cheddar popcorn, is based on the founders' successful Smartfood White Cheddar popcorn recipe. The product is sold in 4 oz. and 1 oz. bags in the natural and specialty stores and supermarkets.

We entered the canned pasta meal category in May 1998 and introduced another two new canned meals in May 1999. In February 2001, Annie's reintroduced the canned meal line to be totally organic.

BERNIEOS, introduced in May 1998, is made with bunny and O shaped pasta in a tomato and cheese sauce.

ALL STARS, introduced in May 1998 is made with star shaped pasta in a tomato and cheese sauce.

P'SGHETTi, introduced in December 1999 is made with cut spaghetti in tomato sauce.

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

In December 2001, Annie's introduced certified Organic Boxed Pastas. The Boxed Pastas comes in five varieties: Spaghetti, Whole Wheat Spaghetti, Penne, Rotini, and Gemelli. All the products are made with 100% durum semolina pasta. Each box contains one pound of pasta and retails between $1.99 to $2.59.

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

Our products are also sold in natural food markets and specialty food stores, such as WHOLE FOODS MARKET and WILD OATS, and to select natural and specialty food distributors. Buying practices of natural and specialty food stores are highly selective due to the nature of the retailers, which reflect their customers' demands for both natural and premium quality products. According to Spence Information Services (SPINSscan), Annie's was the Number 1 ranked brand, based on total dollar sales and total unit sales, in the Entree and Mixes category with the top two selling items in that category for the 52-week period ended May 31, 2002.

Annie's uses food brokers to represent the Company in contacting distributors and retailers. Food brokers are under contract directly with Annie's. Regional managers supplied by Napa Valley Kitchens (or formerly supplied by Liberty Richter) manage the food brokers. Regional managers and food brokers present our products to a supermarket or distributor buyer using our sales and marketing presentation. The key competitive factors in influencing a purchasing decision by the buyer include the product quality, packaging, sales history, profitability, and consumer demand. If a buyer decides to accept our product, other issues such as the cost of acquiring shelf space (slotting fees) and our specific commitments to marketing programs are negotiated. Introductory slotting fees and marketing programs often vary from account to account. Emphasizing the selling features of our products, our brokers attempt to negotiate the lowest slotting cost. Slotting fees can take the form of cash payments and/or free product allowances. Utilizing our brokers' knowledge regarding specific accounts, we tailor our introductory marketing program to each new account.

In October 1996, we signed a master distribution agreement with Liberty Richter, Inc. The agreement called for them to distribute all of our products throughout the continental United States, except for our private label and mail order lines. In addition, they agreed to provide other services, such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances and trade show participation. The decision to use Liberty Richter was based on management's determination that it was easier and more cost effective to outsource these functions than for Annie's to perform them in-house. Under this agreement, Annie's sold its products to Liberty Richter, which in turn sold the products to the distributor who sold them to the retailer. In July 1999, we agreed with Liberty to modify the master agreement to allow us to sell our products directly to the mass markets that do not buy through distributors in the New England and West Coast regions. For the fiscal years ended March 31, 1999 and 2000, sales under that master distribution agreement accounted for approximately 87% and 69%, respectively, of our net sales. As of May 31, 2000, we mutually agreed to terminate that agreement and Liberty ceased to represent our products.

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

PRODUCT QUALITY AND DEVELOPMENT

Ann E. Withey, our co-founder and a Director maintains the final responsibility for our product recipes. We take great pride in producing high quality, all natural, easy to prepare meals. Our pasta is made from 100% durum semolina flour. We believe the quality of our 100% durum semolina pasta is one of the more important differences between our products and other competitive national brands. Several of the lower priced brands are prepared from a lower grade, less expensive blend of spring wheat and durum flour. Pure durum semolina flour produces a golden, translucent looking finished pasta product, while blended enriched flour produces a faded, chalky looking finished product. We have retained a product development consultant at times to increase the speed at which new products are created and introduced to the market. The consultant reviews all recipes and flavors with us. All of our consultant's recommendations are subject to Ms. Withey's final approval.

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

The mass-market macaroni and cheese category is highly competitive. The leading brand in that category is Kraft's Original Macaroni and Cheese Dinner (Kraft is approximately 85% owned by Philip Morris Companies, Inc.), which accounted for over 70% of the total dollar sales in the macaroni and cheese category in 2001, according to AC Nielsen's Scan Data reports. In addition to the Kraft brand, the mass-market macaroni and cheese category is comprised of other products such as Golden Grain (owned by the Quaker Oats Company), several regional brands, and private label products (i.e., store brands). Most of the companies that compete in the mass-market macaroni and cheese category are larger than we are and have significantly greater resources than we do.

Nevertheless, we believe that our products do not directly compete with those store brands as mentioned above. Our products are positioned as "premium" brands and compete with other premium brands in the macaroni and cheese categories, such as Kraft's Velveeta brand. We are viewed as a natural alternative to the mass-market, artificially flavored brands. We believe that our target consumers are people who prefer to buy natural, better-tasting products and are willing to pay a premium for those products. We use unique, brightly colored packaging to differentiate our products from mass-market brands, which tend to be very similar to each other in graphic design.

The macaroni and cheese category is less competitive in natural food stores, which do not typically carry mass market brands such as Kraft and Golden Grain. We compete with other branded products as well as with store brands in that market based on our quality and all natural and/or organic ingredients. In the natural foods market, we compete with several brands that are produced by companies that are larger than we are.

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

We have also created and support the Be Green(R) environmental awareness program. There is a description on each package of our product describing how individuals can help the environment by increasing environmental awareness. Consumers can receive a free Be Green(R) bumper sticker that helps consumers to express their support for the environment.

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

REGULATION

The Company and its manufacturers, distributors and co-packers are subject to extensive regulation by federal, state and local authorities that affect its business. All of our food products and packaging materials are subject to regulations administered by the Food and Drug Administration ("FDA")and the U.S. Department of Agriculture ("USDA"). Under the Federal Food, Drug and Cosmetic Act of 1938, as amended, the FDA prescribes the requirements and establishes the standards for quality, purity and labeling. Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated foods, establishes safety standards for food processing, establishes ingredients and manufacturing procedures for certain foods, establishes standards of identity for certain foods, and establishes labeling standards and nutrition labeling requirements for food products. Among other requirements, the FDA must approve the Company's products, including a review of the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States.

Under the Organic Foods Production Act of 1990, as amended, the USDA regulates the marketing and labeling of certain agricultural products as organically produced products. In order to maintain our organic products as certified organic, Annie's is certified by an outside private agency, Quality Assurance International, that our organic products meet their highest quality standards. The Federal Trade Commission ("FTC") regulates the advertising of the Company's products and business. In addition, various states regulate our business by enforcing federal and state standards of identity for selected food products, grading food products, inspecting our manufacturers' plants and in a few instances imposing their own labeling requirements on food products. Some food commodities are subject to governmental agricultural programs. These programs have substantial effects on prices and supplies and are subject to Congressional and administrative review.

We and our manufacturers, distributors and co-packers are also subject to various federal, state and local laws and regulation concerning the discharge of materials into the environment, or otherwise related to environmental protection, including the Clean Air Act, the Clean Water Act, the Resource Conversation and Recovery Act and the Comprehensive Environmental Response,

Compensation, and Liability Act of 1980, also known as Superfund. Superfund imposes joint and several liability on parties that arrange for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment.

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

EMPLOYEES

As of June 30, 2002, we had fourteen employees: two general management employees, eight sales and marketing support including community and consumer relations, and four in operations including financial management. We have never participated in a collective bargaining agreement. We believe the relationship we have with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

We lease 3,400 square feet at 395 Main Street, Wakefield, Massachusetts. The lease expires on April 16, 2003. The lease has a monthly base rent (which increases approximately 5% each year) plus an additional amount due for our portion of the real estate taxes and building expenses. Total rent expense under this lease was $53,540 for the year ended March 31, 2002. We believe that our properties are adequately covered by insurance. We believe that our facilities and equipment are in good condition and are suitable for our operations as presently conducted and for our foreseeable future operations. We currently believe that additional facilities and equipment can be acquired if necessary, although there can be no assurance that additional facilities and equipment will be available upon reasonable or acceptable terms, if at all.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings ongoing and none are anticipated by management.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an Annual Meeting of Stockholders on March 29, 2002.

(a) The following directors were elected at the meeting: Ellen Ambrose, Ronald
L. Cheney, John Foraker, E. Michael Moone, Paul B. Nardone and Ann
E. Withey.

(b) The following matters were voted upon at the Special Meeting:

1. ELECTION OF DIRECTORS

       NOMINEE                        VOTES FOR        VOTES WITHELD
       -------                        ---------        -------------
       Ellen Ambrose                  4,634,152            8,526

       Ronald L. Cheney               4,634,402            8,276

       E. Michael Moone               4,634,202            8,476

       Paul B. Nardone                4,633,637            9,041

       Ann E. Withey                  4,634,532            8,146

       John Foraker                   4,634,052            8,626

2. RATIFICATION OF THE SELECTION OF KPMG LLP AS AUDITORS FOR THE FISCAL YEAR ENDING MARCH 31, 2002

                    Votes For          Votes Against          Abstentions
                    ---------          -------------          -----------
                    4,637,078               2,341                3,259

3. AMEND THE COMPANY'S CERTIFICATE OF INCORPORATION, AS AMENDED, TO REFLECT A 1 FOR 2000 REVERSE STOCK SPLIT OF THE COMPANY'S COMMON STOCK, PAR VALUE $0.001, AND THE ISSUANCE OF SCRIP IN LIEU OF FRACTIONAL SHARES TO HOLDERS WHO, AS A RESULT OF THAT STOCK SPLIT, WILL HOLD LESS THAN ONE SHARE OF THE COMPANY'S COMMON STOCK.

                    Votes For          Votes Against          Abstentions
                    ---------          -------------          -----------
                    4,611,980             17,055                13,643

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our securities are not listed or traded on any public securities market or stock exchange or over the counter, and no public market maker exists with respect to our securities. Effective April 1, 2002, the beginning of our current fiscal year, we suspended our public reporting obligations under Section 15(d) of the Securities and Exchange Act of 1934, as amended, because we have fewer than 300 recordholders of our Common Stock. The approximate number of record holders of our Common Stock as of June 30, 2002 was 50. As of June 30, 2002, there was one holder of our Series A Preferred Stock. We have never paid a cash dividend with respect to any of our securities. We currently intend to retain earnings, if any, for use in our business, and we do not anticipate paying cash dividends on our shares of Common Stock or Preferred Stock in the foreseeable future.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

We are engaged in the manufacture, marketing, and sale of premium, all natural and organic macaroni and cheese dinners, all natural pasta meals and other all natural and organic food products. We use contract packers to manufacture our products according to our specifications, which include our products' recipes, ingredients, graphics and packaging. Our products are sold primarily through distributors to supermarkets and natural and specialty food stores. We also manufacture private label macaroni and cheese house brands for retailers. Prior to June 1, 2000, most of our sales were made to Liberty Richter under contract terms allowing certain rights of return on unsold product held by Liberty. The contract called for Liberty to pay us based on terms relating to the receipt of our products by Liberty. We deferred recognition of such sales until the product was sold by Liberty to distributors or supermarket chains. As a result, if Liberty paid us before Liberty sold the products to a third party, we had an advance from Liberty. If Liberty sold the products to a third party before it paid us, we had a receivable from Liberty.

As of May 31, 2000, we mutually agreed to terminate that agreement and Liberty ceased to represent our products. We terminated the agreement in order to obtain certain of the services provided by Liberty from Napa Valley Kitchens and to sell our products directly to distributors. Napa Valley Kitchens is an affiliate of Homegrown Natural Foods, which acquired control of us in December 1999. We reimbursed Liberty in the amount of approximately $450,000 for all of our salable products held in their warehouse. In addition, we paid Liberty the balance of their anticipated earnings in the amount of approximately $185,000 from the distribution agreement through the calendar year 2000. These payments had no material impact on the Company's financial position during the fiscal year ended March 31, 2001. The Company paid Napa Valley Kitchens approximately $264,000 for its services in the fiscal year ended March 31, 2001 and approximately $351,000 for the fiscal year ended March 31, 2002. The Company does not expect its selling cost to change materially as a result of the cancellation of the Liberty Richter agreement, the engagement of Napa Valley Kitchens, and the decision to sell direct to distributors. Our cost of sales consists of the cost of finished product shipped from a contract packer. We purchase the raw materials and ship them to the contract packer according to the specifications provided by us, which include the recipes, ingredients, graphics and packaging for the product. Then, the contract packer packages the raw materials into the appropriate boxes and cases according to orders specified by us. The products are shipped directly from the contract packer via common carrier to our main public warehouse in Illinois or to one of our two satellite warehouses in Massachusetts or California. Selling expenses include the costs of product marketing, sales commissions, cost of product distribution and account management. Annie's has contracts directly with the food brokers. The food brokers' work on a commission basis, generally 5% of net cash received. We negotiate, through the food broker, the cost of acquiring shelf space (introductory slotting fees) as well as the continuing support needed for the product as indicated. Introductory slotting fees can take the form of cash payments and/or free product allowances.

Impairment of long-lived assets

The Company's long-lived assets consist primarily of goodwill, investments in joint ventures and property and equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, difficulty or a significant change in the operations of the acquired business. Recoverability of long-lived assets is measured by comparison of the carrying amount to estimated future undiscounted net cash flows the assets are expected to generate. Estimating these cash flows requires management to make judgments about the growth in demand for product and sustainability of gross margins. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset exceeds its fair value. Based on the current standards of SFAS No. 121, the Company has determined that it has no impairment of long-lived assets.

Valuation of deferred income taxes

As of March 31, 2002 and 2001, the Company had a net deferred tax asset balance of $0. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has recorded a valuation allowance of $327,472 and $425,118 as of March 31, 2002 and March 31, 2001, respectively, against the minimum tax credit carryforwards and other deferred tax assets. Based upon the projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the company will realize the benefit of these unreserved net deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

RESULTS OF OPERATIONS

Adoption of EITF Consensus Regarding Sales Incentives

The results of operations reflect the adoption of EITF consensuses related to the classification of certain vendor promotional allowances and other sales incentives as reductions of sales rather than as a selling expense as had been the predominant industry and company practice in the past. The net sales amount for the fiscal year ended March 31, 2002 is in conformity with those EITF consensuses, which were adopted effective January 1, 2002. In order to provide comparable information from year to year, prior years have been restated by reclassifying promotional allowances and other sales incentives of approximately $2.1 million for the fiscal year ended March 31, 2001, from selling expenses to net sales.

The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations (see Financial Statements and related Notes) for the years indicated:

                                                YEARS ENDED MARCH 31,
                                                 2001           2002
                                               --------       --------
STATEMENTS OF OPERATIONS DATA:
Net sales...................................    100.00%        100.00%
Cost of sales...............................     63.26          64.50
Gross profit................................     36.74          35.50
Selling expenses............................     23.30          22.34
General and administrative expenses.........     11.12          10.63
Operating income ...........................      2.32           2.53
Interest expense ..........................       0.43           0.27
Interest and other income...................      0.85           0.25
Income tax expense..........................      0.01           0.01
Net income .................................      2.73           2.50

TWELVE MONTHS ENDED MARCH 31, 2001 COMPARED TO TWELVE MONTHS ENDED MARCH 31,
2002

NET SALES. Net sales increased by $2,678,110 or 23.52% from $11,387,724 in 2001 to $14,065,834 in 2002. The net sales increase was primarily a result of sales growth of existing products in existing accounts as well as growth through new distribution.

GROSS PROFIT. As a percentage of net sales, gross profit decreased from 36.74% in 2001 to 35.50% in 2002. This decrease was primarily the result of the product mix by selling more products with a lower gross profit margin in 2001 than 2002.

SELLING EXPENSES. Selling expenses increased by $488,985 or 18.43% from $2,653,102 in 2001 to $3,142,087 in 2002 and decreased as a percentage of net sales from 23.30% in 2001 to 22.34% in 2002. The increase in selling expenses reflected an increase in spending in marketing costs associated with the continued rollout of our products in 2002 and marketing programs to increase public awareness of the Annie's brand. Warehousing costs increased due to increased sales, increased costs, and to increasing our inventory at our public warehouses to be closer to our customer base that is expanding across the country.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $228,753 or 18.07% from $1,266,093 in 2001 to $1,494,846 in 2002 and decreased as a percentage of net sales from 11.12% in 2001 to 10.63% in 2002. The increase in general and administrative expenses is primarily a result of legal fees relating to the reverse split and retaining an investment banker for advisory services.

INTEREST EXPENSE. Interest expense decreased by $10,940 from $48,785 in 2001 to $37,845 in 2002 and decreased as a percentage of sales from 0.43% in 2001 to 0.27% in 2002. The decrease in interest expense is the result of lower interest rate charged on the line of credit.

INTEREST AND OTHER INCOME. Interest and other income decreased by $61,822 or 64.14% from $96,384 in 2001 to $34,562 in 2002 and decreased as a percentage of sales from 0.85% in 2001 to 0.25% in 2002. The decrease was a result of recognizing more income from coupon inserts in 2001 than in 2002 and recognizing losses from the joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date through a public offering of Common Stock, private sales of equity and convertible debt securities, a line of credit and term loan from a financial institution and cash generated from operations. At March 31, 2002, we had working capital of $2,152,144, an increase of $270,582 over our working capital balance of $1,881,562 at March 31, 2001. The net increase in working capital was primarily attributable to the net income of Annie's offset by purchases of equipment. Net cash provided by operating activities for the year ended March 31, 2002 was $586,505 consisting primarily of net income, an increase in accounts payable and accrued expenses offset by an increase in accounts receivable. The increase in accounts receivable was attributable to our largest sales ever in March 2002. Net cash used in investing activities consisted of capital expenditures totaling $459,018 which related to the purchase of the Tamarind Tree Brand, described below, and the purchase of plates and dies for the new products as well as office equipment. The cash used also includes loans and investments to the two joint ventures.

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

The purchase price was comprised of cash in the amount of $200,000, legal fees in the amount of $71,038, royalty payments of $10,110, and an advance against royalties in the amount of $75,000, and future royalties and overrides. The royalties are payable by us to Tamarind Tree for five years at the rate of 6% annually on "adjusted net sales." Additionally, overrides are payable by us to Tamarind Tree for five years at the rate of 2% of all sales of certain products and sales in excess of a certain minimum amount of other products. The royalty payments will be accounted for as additional consideration for the purchase of the assets and will be recorded as additional goodwill as the future royalties are earned. We have capitalized the payments of $271,038 and $130,169 of royalties earned subsequent to the acquisition as goodwill.

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

RAW MATERIALS FOOD COMPANY ("RMFC")

On July 31, 1997, we acquired all the outstanding shares of RMFC, a Colorado based whole food supplement company, for stock valued at $360,000 and paid acquisition costs. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The fair value of assets acquired, including goodwill, was $437,555, and the liabilities assumed totaled $52,610. Goodwill of $400,184 was being amortized over 20 years on the straight-line basis. In our effort to focus on our core business, we sold the RFMC subsidiary to the remaining founder of RMFC on June 30, 1999 for the return of his 15 shares of our common stock and a note for $77,000.

On November 13, 1998, we terminated our employment contract with one of the founders of RMFC and repurchased all 15 shares of our common stock. As of June 30, 1999, we consummated an agreement with the other founder of Raw Materials Food Company to sell back to that founder all of the common stock of RMFC. In payment for the common stock, the founder returned to us 15 shares of our Common Stock issued to him as consideration for the original acquisition of RMFC and a note in the amount of $77,000. The note bears interest at 5.79% per annum and the repayment terms are tied to the cash flows of Raw Materials Food Company. At March 31, 2001, the balance on the note receivable is $48,183. We recognized a gain of $62,121 on the aforementioned sale of the common stock of RMFC, which represents the amount by which the fair value of the 15 shares of our common stock exceeds the net assets sold. We have deferred any gain recognition relating to the $77,000 note receivable from RMFC until such time as cash flows from RMFC's operating activities are sufficient to fund the repayment of the note.

HOMEGROWN NATURAL FOODS, INC.

On December 2, 1999, Homegrown Holdings Corp., now known as Homegrown Natural Foods, Inc., a corporation that was previously unaffiliated with us purchased one million shares of the Preferred Stock, designated Series A Convertible Preferred Stock, for $2 million. See "Homegrown Natural Foods Transaction" in
Item 11.

2000 LINE OF CREDIT

On May 4, 2000, we entered into an agreement for a $250,000 line of credit with a bank. The line of credit is secured by all of our assets. On November 3, 2000, we replaced the $250,000 line with a $1,000,000 line of credit from Warren Five Cents Savings Bank. The line of credit calls for an interest rate of the bank's prime rate plus 1% (5.75% at March 31, 2002) and is secured by all of the assets of the Company. On June 15, 2001, we increased the current line of credit to $1,500,000.The line of credit expires on August 31, 2002. However, because our ability to renegotiate and extend our line of credit cannot be assured, the potential impacts on liquidity raise substantial doubt about our ability to continue as a going concern since our current forecast for the coming year require utilization of the credit facility. Annie's has begun discussions with the current bank on a new line of credit with principally the same structure as the current line of credit. Annie's does not expect to have any difficulty renewing the line of credit on terms acceptable to us.

HomeGrown Licensed Brands, Inc.

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

ORGANIC WHEAT SUPPLIER JOINT VENTURE

In April 2001, Annie's and Ceres Organic Harvest, Inc., an organic wheat supplier (the "Supplier") entered into a joint venture transaction whereby both Annie's and the Supplier became 50% owners of the membership interests in a Delaware limited liability company (the "Joint Venture"). As a member of the Joint Venture, Annie's contributed, or will contribute, all goodwill and intangible assets related to the Joint Venture's business, including relationships with vendors, customers, both potential and current, and all of the Joint Venture's working capital in cash pursuant to a line of credit (described below). The Supplier contributed, or will contribute, all of its certified organic semolina flour, durum patent flour, durum wheat, other pasta wheat-based flours and products, and other related pasta products to the Joint Venture. The Supplier has also contributed, or will also contribute to the Joint Venture, any purchase order or pending transaction, any accounts receivable, any accounts payable, and any inventory purchased that relates to the Joint Venture's business, as well as all goodwill and intangible assets related to the Joint Venture's business, including relationships with potential and current vendors and customers.

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

Contractual Obligations

Contractual Cash Obligations      Total    Less than 1 year   1-3 years   4-5 years   After 5 years
----------------------------      -----    ----------------   ---------   ---------   -------------
Line of Credit                  $618,645       $618,645            --         --            --

Operating Leases                  44,058         40,658          $3,400       --            --

Total Obligations               $ 44,058       $ 40,658          $3,400       --            --

CAPITAL NEEDS

Our primary capital needs are for developing new products to sell to our existing customer base and expansion into national supermarket distribution. Annie's realizes any estimate we compute to fully implement our plans will keep increasing as we introduce new products to our existing customers. We anticipate that the funds available from the Line of Credit together with funds generated from operations will be sufficient to meet our liquidity needs for the next twelve months. However, we might still need additional capital in the future to fully implement our business strategy as set forth herein. If such capital is unavailable either because of general market conditions or the results of our operations, we will have to scale back either our investments in new products, or our national supermarket expansion, or both.

ENGAGEMENT OF INVESTMENT BANKING FIRM

In January 2002, the Company engaged the investment banking firm, U.S. Bancorp Piper Jaffray, to explore strategic alternatives. The Company signed an exclusivity agreement, dated June 10, 2002, with a potential investor for purposes of negotiating the terms of a transaction. The exclusivity agreement expires August 9, 2002. The Company may not be able to negotiate a transaction with this potential investor or any other party on terms acceptable to it.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the approximate amount of $325,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $30,000 and $19,200 for the year ended March 31, 2001 and 2002, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

ITEM 7. FINANCIAL STATEMENTS

Please refer to pages F-1 through F-17
Independent Auditors' Report
Balance Sheets at March 31, 2001 and 2002
Statements of Operations for the Years ended March 31, 2001 and 2002 Statements of Stockholders' Equity for the Years ended March 31, 2001 and 2002 Statements of Cash Flows for the Years ended March 31, 2001 and 2002
Notes to Financial Statements at March 31, 2001 and 2002

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company signed an exclusivity agreement, dated June 10, 2002, with a potential investor for the purposes of negotiating the terms of the transaction.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT EXECUTIVE OFFICERS, KEY PERSONS AND DIRECTORS

The executive officers and directors of the Company serve for one year or until their successors have been elected or appointed. The following chart lists the executive officers and directors as of June 30, 2002:

NAME                AGE        FIRST YEAR ELECTED             POSITION
----                ---        ------------------             --------
Ann E. Withey        38              1989             Inspirational President
                                                       and Director
John Foraker         38              1999             Chairman
Paul B. Nardone      34              1995             President, Chief Executive
                                                       Officer
Neil Raiff           44              1989             Chief Financial Officer,
                                                       Secretary and Treasurer
Ronald L. Cheney     65              1998             Director
E. Michael Moone     61              1999             Director
Ellen Ambrose        46              1999             Director

ANN E. WITHEY co-founded Annie's Homegrown, Inc. in 1989 and is currently a Director. Ms. Withey's responsibilities are to lead the consumer relations, quality control and new product development functions of the Company, to maintain the social integrity of the Company including adherence to our mission statement as well as consumer correspondence and relations. Ms. Withey has also served as a director of Annie's since 1989. Ms. Withey was co-founder of Smartfood, Inc. and creator of the original recipe for Smartfood Popcorn. Smartfood Inc. was sold to Frito-Lay, a division of PepsiCo, in 1989. Ms. Withey and her husband own and operate a small organic produce farm in Connecticut. Ms. Withey actively supports a variety of programs that benefit women, children, education and the environment. Ms. Withey holds a B.A. degree from the University of Connecticut.

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

E. MICHAEL MOONE has been Chairman of Luna Vineyards in Napa, California and a managing partner of Silverado Equity Partners, LP since 1995. From 1990 to 1992, Mr. Moone served as President & CEO of Stouffer Foods Corporation, where he also served as President of Nestle Frozen Food Company. From 1984 to 1990 Mr. Moone served as President of Wine World Estates, a producer and importer of premium wines. From 1995 to 2000, Mr. Moone served as Chairman of Napa Valley Kitchens. In 1995, Silverado Partners, led by Mr. Moone, completed the successful purchase of Nestle's wine holdings, which was taken public in 1997 under the name Beringer Wine Estates. Mr. Moone holds a B.S. from University of California at Los Angeles.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Not Applicable.

ITEM 10. EXECUTIVE COMPENSATION

The Board of Directors has the authority to fix the compensation of the directors. The directors may be paid their expenses and a fixed sum for their attendance at each meeting of the Board or a stated salary as a director, and each may be reimbursed for his or her expenses. Annie's pays no compensation for its directors who are also employees of Annie's. Options to purchase the Company's Common Stock were granted to the Company's non-employee directors for their services for fiscal year 2002 pursuant to the 1999 Non-employee Director's Stock Option Plan.

The following table sets forth, for the fiscal years ended March 31, 2002, 2001,and 2000, a summary of compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of its four other most highly compensated executive officers (the "Named Executive Officers") at March 31, 2002.

SUMMARY COMPENSATION TABLE

                                                        SECURITIES
                                                        UNDERLYING
NAME AND                          SALARY(1)   BONUS (2)   OPTIONS   ALL OTHER
PRINCIPAL POSITION        YEAR       ($)         ($)        (#)   COMPENSATION
------------------------  ----    --------    --------    ------    --------
PAUL NARDONE (3)(5)       2002    $150,000    $ 44,135        --          --
President, Chief          2001     126,000      21,323        --          --(6)
Executive Officer         2000     104,000      44,044        --          --(6)

ANN E. WITHEY             2002    $ 26,250    $     --        --    $ 30,237(4)
Founder, Director         2001      30,000          --        --      36,041(4)
                          2000      84,000          --        --          --

NEIL RAIFF (7)            2002    $126,000    $ 37,073        --          --
Chief Financial Officer,  2001     108,000      18,277        --          --
Secretary and Treasurer   2000      84,000      25,962        --          --

ANDREW M. MARTIN (3)      2002    $     --    $     --        --    $     --
                          2001          --          --        --          --
                          2000      72,000          --        --          --

(1) Amounts shown do not include the cost to the Company of personal benefits, the value of which did not exceed 10% of the aggregate salary and bonus compensation for each Named Executive Officer.
(2) Bonus were earned pursuant to a bonus plan adopted by the Board of Directors, which required us to achieve certain financial targets for the years ended March 31, 2002, 2001 and 2000.
(3) Mr. Martin served as Chief Executive Officer until July 1999. The Board of Directors appointed Mr. Nardone our Chief Executive Officer on December 2, 1999.
(4) Other compensation to Ms. Withey includes the forgiveness of the Stock Option Loan from October 1997. For 2000, Ms. Withey waived the forgiveness on the Stock Option Loan from October 1997 and December 1998.
(5) Pursuant to an Employment Agreement between Mr. Nardone and the Company dated November 26, 1996, Mr. Nardone receives a quarterly cash bonus and a fixed number of stock options based on the amount by which the Company's actual performance exceeds budget during the preceding quarter. Mr. Nardone earned, and was owed, stock options to purchase 18.75 shares of Common Stock. On July 7, 1999, the Board of Directors authorized the issuance of an incentive stock option to Mr. Nardone to purchase 118.75 shares of our Common Stock under our 1999 Omnibus Stock Option Plan, with accelerated vesting based upon the achievement of certain performance incentives. On August 26, 1999, the Board of Directors authorized the issuance of a non-qualified stock option to Mr. Nardone to purchase 53.68 shares of our Common Stock under our 1996 Stock Plan, at an exercise price of $20.00 per share, in exchange for the following changes to Mr. Nardone's Employment
     Agreement: (i) surrender of his entitlement to a change of control bonus of 2%; (ii) surrender of his entitlement to incentive stock options to purchase 18.75 shares of Common Stock mentioned above; (iii) reduction of his base salary from $120,000 to $96,000, (iv) surrender of his entitlement to certain cash bonuses based on performance in exchange for his participation in our Bonus Pool Program and (v) extension of the term of his Employment Agreement to March 31, 2000. Mr. Nardone's contract was subsequently extended through March 31, 2001. Effective as of September 2001, Mr. Nardone's Employment Agreement was extended through March 2003.
(6) In December 1999, Mr. Nardone received 12,500 shares of common stock of Homegrown Natural Foods, Inc. (less than 1% of the outstanding common shares of Homegrown Natural Foods), which he returned to Homegrown Natural Foods on June 29, 2001.
(7) On July 7, 1999, the Board of Directors authorized the issuance of an incentive stock option to Mr. Raiff to purchase 59.375 shares of our Common Stock under our 1999 Omnibus Stock Option Plan, with accelerated vesting based upon the achievement of certain performance incentives. On August 26, 1999, the Board of Directors authorized the issuance of a ten-year non-qualified stock option to Mr. Raiff to purchase 23.68 shares of our Common Stock under our 1996 Stock Plan, with an exercise price of $20.00 per share, in exchange for the surrender of his entitlement to a change of control bonus of 1% granted to him in our Change of Control and Severance Agreement dated December 21, 1998.

OPTION GRANTS IN LAST FISCAL YEAR

No stock options were granted to the Named Executive Officers during the 2002 fiscal year as follows:

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal years ended March 31, 2002, March 31, 2001 and March 31, 2000 and unexercised options held as of the end of fiscal 2002.

                                                 NUMBER OF          VALUE OF
                                                 SECURITIES        UNEXERCISED
                                                 UNDERLYING       IN-THE-MONEY
                                                UNEXERCISED        OPTIONS AT
                                 SHARES TO BE  OPTIONS AT FY-    FY-END ($) (1)
                                   RECEIVED   END EXERCISABLE/    EXERCISABLE/
      NAME                YEAR   ON EXERCISE   UNEXERCISABLE     UNEXERCISABLE
------------------------  ----   -----------   --------------   ----------------
PAUL B. NARDONE (2)       2002         --      132.85/ 39.58    $213,658/$ 0
President and Chief       2001         --       21.47/150.96    $85,463/$128,195
Executive Officer         2000         --       10.74/161.69    $42,731/$170,927

ANN E. WITHEY             2002         --           --                --
Founder, Director         2001         --           --                --
                          2000         --           --                --

NEIL RAIFF                2002         --       63.26/19.79     $94,262/$ 0
Chief Financial Officer,  2001         --        9.47/73.58     $37,708/$56,554
Secretary and Treasurer   2000         --        4.74/78.31     $18,855/$75,407

--------------------------------------------------------------------------------
(1) Calculated based on an assumed fair market value of $4,000.00, minus the exercise price of the option. The $4,000.00 fair market value assigned to the Common Stock is after adjustment for the reverse split on March 31, 2002. The fair market value is derived from the valuation used in the sale of Series A Convertible Preferred Stock (convertible on a one-for-one basis into shares of Common Stock) to Homegrown Natural Foods in December 1999 and the call price of the Stock Collar Agreements the founders entered into with Homegrown Natural Foods in December 1999 covering certain of their shares of Common Stock, which was $2.00 per pre-split share. We have no information on other transactions that would present a more meaningful estimate of the per share price of our Common Stock.
(2) Mr. Martin served as Chief Executive Officer until July 1999. The Board of Directors appointed Mr. Nardone our Chief Executive Officer on December 2, 1999.

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

The Non-Employee Directors' Plan provides for an annual non-discretionary grant of stock options to each director who is not also an employee (collectively, the "Non-Employee Directors"). This annual grant is in lieu of all other compensation for service as a member of the Board of Directors (although Non-Employee Directors may still receive reimbursement for their expenses in attending meetings). A total of 50 shares of Common Stock is reserved for issuance under the Non-Employee Directors' Plan.

Each Non-Employee Director receives an annual option grant on the anniversary of his or her election or appointment to the Board of Directors to purchase 3.75 shares of our Common Stock for service on the Board of Directors for the ensuing year and 1.25 shares for each committee on which the Non-Employee Director serves, both with an exercise price equal to the fair market value of the underlying Common Stock on the date the option is granted. The exercise price will be 110% of the fair market value of the subject Common Stock for any person who owns stock possessing more than 10% of the total combined voting power or value of our equity. Options remain exercisable for five years from the date granted. Messrs. Foraker, Lemon and Moone voluntarily waived their participation in the Non-Employee Directors' Plan in 2000, 2001 and 2002. As of March 31, 2002, two non-employee directors held options to purchase 28.75 shares of our common stock at an exercise price of $4,000.00 per share under the Non-Employee Directors' Plan.

1999 OMNIBUS STOCK OPTION PLAN

Our management strives to attract and retain top quality employees, consultants and directors. To that end, in July 1999, the Board of Directors adopted and our stockholders approved our 1999 Omnibus Stock Option Plan (the "1999 Plan"). The following is a general summary of the plan, which is qualified in its entirety by reference to the 1999 Plan.

Under the 1999 Plan, options to purchase shares of our Common Stock may be granted which are either (i) options intended to qualify as ISOs under Section 422(b) of the Internal Revenue Code, or (ii) non-qualified stock options ("NQSOs"). Options to purchase a total of 237.50 shares of Common Stock may be granted under the 1999 Plan; however, options to purchase more than 150 shares may not be granted to any single recipient during any single calendar year. If there is a change of the number or kind of shares issuable under the 1999 Plan as a result of declaration of stock dividend, stock split, combination, exchange, merger, consolidation, reclassification or any similar extraordinary event affecting our Common Stock, an adjustment will be made in the maximum aggregate number of shares that may be subject to the 1999 Plan, as well as in the number of shares subject to outstanding options and the exercise price of options granted under the 1999 Plan. The Board of Directors will oversee and administer the 1999 Plan (subject to the 1999 Plan's terms), will have authority to select recipients eligible to receive option grants, and will grant ISOs and NQSOs under the 1999 Plan's terms. The Board of Directors may grant ISOs or NQSOs or any combination of such options, but our directors and consultants will only be entitled to receive NQSOs.

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

On July 7, 1999, August 26, 1999,and March 18, 2002 pursuant to the 1999 Plan, the Board of Directors approved the issuance of incentive stock options to purchase an aggregate of 204 shares to five employees with an exercise price equal to the fair market value of the Common Stock on the date of grant, with accelerated vesting based upon the achievement of certain performance milestones.

1996 STOCK PLAN

On October 28, 1996, we adopted a 1996 stock option plan (the "1996 Plan"). The purpose of the 1996 Plan is to encourage ownership of our Common Stock by officers, key employees, directors, consultants and other persons not employed by us. Pursuant to the 1996 Plan, we may grant incentive stock options and non-qualified stock options to our employees, officers, directors and consultants. A total of 100 shares of Common Stock were reserved for issuance under the 1996 Plan. The Board of Directors is authorized to determine the employees, officers, directors and consultants to whom options are granted and the number of shares for each option. The Board also interprets the 1996 Plan and the options granted thereunder and is authorized to adopt, amend or rescind the rules and regulations and make all other determinations necessary or advisable for the administration of the 1996 Plan. The 1996 Plan may be amended at any time by the Board, although certain amendments would require stockholder approval. During the year ended March 31, 2000, 82.37 stock options were granted to employees with an exercise price of $20.00 per share. An additional 7.50 shares were granted during the year end March 31, 2002 with an exercise price of $20.00 per share.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the beneficial ownership of our Common Stock as of March 31, 2002 for
(i) each stockholder known by us to own beneficially 5% or more of the outstanding shares of its Common Stock; (ii) each director; and (iii) all directors and executive officers as a group. We believe that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                         AMOUNT OF
                                         BENEFICIAL              PERCENT OF
    NAME AND ADDRESS (1)              OWNERSHIP(2)(3)(5)         OWNERSHIP(4)
    --------------------              ------------------         ------------

Homegrown Natural Foods, Inc.(6)          1,788.85                  66.15%
580 Gateway Drive
Napa, CA 94558

John Foraker (7)                          1,788.85                  66.15%
Homegrown Natural Foods, Inc.
580 Gateway Drive
Napa, CA 94558

Ann E. Withey (8)                           394.27                  14.58%
c/o Annie's Homegrown, Inc.
395 Main Street
Wakefield, MA 01880

Paul Nardone (9)                            132.85                   4.68%

Neil Raiff (10)                              86.97                   3.14%

Ronald L.Cheney (11)                         55.05                   2.02%

Elen Ambrose (12)                            12.50                   0.46%

E. Michael Moone (13)                            0                      *

All Directors And Executive Officers
 as a Group (7 People) (14)               2,470.50                  84.34%


--------------------------
 *   Less than 1% of total voting securities
(1)  Addresses are provided only for 5% beneficial owners.
(2) Except as otherwise noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares as owned, based on information provided to us by the persons or entities named in the table.
(3) Shares of Common Stock subject to options exercisable within 60 days of March 31, 2002 are deemed outstanding for computing the percentage of the person or group holding such securities.
(4) Percentage of beneficial ownership is calculated on the basis of the amount of outstanding securities (Common and Preferred Stock) at March 31, 2002 (2,704.25) plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to stock options or other rights.
(5) Includes the 1 for 2,000 reverse stock split, which was presented as Proposal 3 in the Company's Proxy Statement for its 2002 Annual Meeting.

     Pursuant to the Proposal, approximately 299,000 shares of Common Stock was retired and approximately 299,000 units of scrip was issued. Percentage of beneficial ownership is calculated on an as adjusted, pro forma basis, showing the amount of outstanding securities (Common and Preferred Stock)on March 31, 2002, less shares that will be retired in conjunction with the reverse stock split (leaving 2,704.25 deemed outstanding).
(6) Includes all stock subject to Irrevocable Proxies that Mr. Andrew Martin (705.55 shares) and Ms. Ann Withey (308.71 shares) granted to Homegrown Holdings Corp., now known as Homegrown Natural Foods, Inc., in conjunction with the Stock Collar Agreements each dated December 2, 1999 (described below), which grants voting authority with respect to such shares.
(7) Includes all stock subject to Irrevocable Proxy Agreement that each of Mr. Andrew Martin (705.55 shares) and Ms. Ann Withey (308.71 shares) granted to Homegrown Holdings Corp., now known as Homegrown Natural Foods, Inc., in conjunction with the Stock Collar Agreements dated December 2, 1999 (described below), which grants voting authority with respect to such shares and for which Mr. Martin and Ms. Withey disclaim beneficial ownership. Mr. Foraker, Chairman of the Company's Board of Directors, is also the Chief Executive Officer of Homegrown Natural Foods. Mr. Foraker holds 30, 532 shares of Homegrown Natural Foods. Series A Preferred Stock, 227, 501 shares of its Common Stock, and options to purchase 101, 000 shares of its Common Stock.
(8) Ms. Withey is a director of Annie's. All of Ms. Withey's Common Stock is subject to Stock Transfer Instructions, dated July 27, 1995, and as amended described below. Certain loans by Annie's to Ms. Withey are secured by the Common Stock that may be received by her upon exercise of certain option grants (described below). Does not include 308.71 shares of Ms. Withey's Common Stock are subject to a Stock Collar Agreement and Irrevocable Proxy with Homegrown Natural Foods, for which she disclaims beneficial ownership.
(9) Mr. Nardone is a director of Annie's. Includes the vested portion (53.68 shares) of a non-qualified stock option to purchase 53.68 shares of the Company's Common Stock under the Company's 1996 Stock Plan for an exercise price of $20.00. Also includes vested portion (79.17 shares) on a Qualified Stock Option to purchase 118.75 shares of the Company's Common Stock under the Company's 1999 Common Stock Option Plan for an exercise price of $4000.00. Mr. Nardone was issued 12,500 shares of Common Stock of Homegrown Natural Foods (less than 1% of the outstanding Common Stock of Homegrown Natural Foods) in consideration of service rendered. Mr. Nardone returned those shares to Homegrown Natural Foods on June 29, 2001.
(10) Mr. Raiff is the Chief Financial Officer of Annie's. Includes the vested portion (23.68 shares) of a non-qualified stock option to purchase 23.68 shares of the Company's Common Stock under the Company's 1996 Stock Plan for an exercise price of $20.00. Also includes vested portion (39.58 shares) on a Qualified Stock Option to purchase 59.38 shares of the Company's Common Stock under the Company's 1999 Common Stock Option Plan for an exercise price of $4,000.00.
(11) Mr. Cheney is a director of Annie's. The figure above includes 16.25 shares of Common Stock issuable upon exercise of certain options granted pursuant to the Company's Non-Employee Directors' Stock Option Plan.
(12) Ms. Ambrose is a director of Annie's. The figure above includes 12.50 shares of Common Stock issuable upon exercise of certain options granted pursuant to Annie's Non-Employee Directors' Stock Option Plan. Ms. Ambrose also holds 2,500 shares of Series A Preferred Stock and options to purchase 5,000 shares of Common Stock of Homegrown Natural Foods, Inc. and is a director of Homegrown Natural Foods, Inc.
(13) Mr. Moone is a director of Annie's and a director of Homegrown Natural Foods, Inc. Mr. Moone also holds 488,402 shares of Series A Preferred Stock and options to purchase 103,333 shares of Common Stock of Homegrown Natural Foods, Inc.
(14) Includes 224.87 shares of Common Stock issuable upon exercise of certain options granted to directors and executive officers pursuant to the Company's various Stock Option Plans.

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

Mr. Martin and Ms. Withey have provided Homegrown Natural Foods with an Irrevocable Proxy to vote their shares of the Company's Common Stock subject to the Stock Collar Agreements. Pursuant to the Irrevocable Proxy Agreements, on December 2, 1999, Homegrown Natural Foods obtained full power and authority to vote all of Mr. Martin's shares of the Company's Common Stock and 617,418 of Ms. Withey's shares of the Company's Common Stock for a ten year period. Because of these transactions and a related issuance of Preferred Stock to Homegrown Natural Foods, Homegrown Natural Foods acquired control of Annie's on December 2, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS NAPA VALLEY KITCHENS.

In June 2000, Annie's retained Napa Valley Kitchens to provide certain services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales and allowances. The Company paid Napa Valley Kitchens approximately $264,000 for its services in the year ended March 31, 2001 and approximately $351,000 for the year ended March 31, 2002. Napa Valley Kitchens is a subsidiary of Homegrown Natural Foods, which acquired control of Annie's pursuant to the terms of the Stock Collar Agreement that Ms. Withey and Mr. Martin entered into with Homegrown Natural Foods and pursuant to a Stock Purchase Agreement dated December 2, 1999.

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

** 10.58 Stock Collar Agreement by and between Ann E. Withey and Homegrown Holdings Corp. dated December 2, 1999
** 10.59 Stock Collar Agreement by and between Andrew M. Martin and Homegrown Holdings Corp. dated December 2, 1999.
** 10.60 Separation Agreement by and between Andrew M. Martin and Annie's Homegrown Inc. dated December 2, 1999.
** 10.61 Separation Agreement by and between Deborah Churchill Luster and Annie's Homegrown Inc. dated December 2, 1999
** 10.62 Irrevocable Proxy between Ann E. Withey and Homegrown Holdings Corp. dated December 2, 1999.
** 10.63 Irrevocable Proxy between Andrew M. Martin and Homegrown Holdings Corp. dated December 2, 1999.
** 10.64 Second Amendment to Employment Agreement by and between Paul B. Nardone and Annie's Homegrown Inc.
** 10.65 Third Amendment to Employment Agreement by and between Paul B. Nardone and Annie's Homegrown Inc. dated August 16, 2000
** 10.66 Amendment to the Investment and Stock Purchase Agreement between Homegrown Holdings Corp and Annie's Homegrown, Inc. dated October 16, 2000
** 10.67 $1,000,000 Revolving Demand Note between Warren Five Cents Savings Bank and Annie's Homegrown, Inc. dated November 3, 2000
** 10.68 Loan and Security Agreement between Warren Five Cents Savings Bank and Annie's Homegrown, Inc. dated November 3, 2000
** 10.69 $1,500,000 Revolving Demand Note between Warren Five Cents Savings Bank and Annie's Homegrown, Inc. dated June 15, 2001
** 10.70 Loan and Security Agreement between Warren Five Cents Savings Bank and Annie's Homegrown, Inc. dated June 15, 2001
** 10.71 Limited Liability Company Agreement of Ceres Organics LLC dated July 2, 2001
** 10.72 Fourth Amendment to the Employment Agreement by and between Paul B. Nardone and Annie's Homegrown, Inc. dated as of September 4, 2001.
* 10.73 Corrected Fourth Amendment to the Employment Agreement by and between Paul B. Nardone and Annie's Homegrown, Inc. dated as of September 4, 2001.
*  24.1   Power of Attorney (included on Signature Page of this report)

----------------
*   Filed herewith
** Previously filed as an Exhibit to the Company Registration statement on Form SB-2 (No. 33-93982-LA) and subsequent periodic reports and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended March 31, 2002.

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

                                                 ANNIE'S HOMEGROWN, INC.
                                                 Registrant

                                                 /s/ Paul B. Nardone
                                                 ----------------------------
                                                 Paul B. Nardone, President
                                                 and Chief Executive Officer

                                                 July 12, 2002
                                                 ----------------------------
                                                 Date

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

SIGNATURE               TITLE                                      DATE
---------               -----                                      ----

/s/ Paul B. Nardone     President, Chief Executive Officer         July 12, 2002
--------------------    and Director (Principal Executive
Paul B. Nardone         Officer)


/s/ Ann E. Withey       Founder & Director                         July 12, 2002
--------------------
Ann E. Withey


/s/ John Foraker        Chairman of the Board                      July 12, 2002
--------------------
John Foraker


/s/ Neil Raiff          Chief Financial Officer, Treasurer         July 12, 2002
--------------------    and Secretary (Principal Financial
Neil Raiff              and Accounting Officer)



/s/ Ronald Cheney       Director                                   July 12, 2002
--------------------
Ronald Cheney


                        Director
--------------------
E. Michael Moone


/s/ Ellen Ambrose       Director                                   July 12, 2002
--------------------
Ellen Ambrose

                         SUPPLEMENTAL INFORMATION TO BE
                      FURNISHED WITH REPORTS FILED PURSUANT
                        TO SECTION 15(D) OF THE EXCHANGE
                          ACT BY NON-REPORTING ISSUERS

                             ANNIE'S HOMEGROWN, INC.

                              Financial Statements
                             March 31, 2002 and 2001
                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Annie's Homegrown, Inc.:

We have audited the accompanying balance sheets of Annie's Homegrown, Inc. as of March 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Annie's Homegrown, Inc. at March 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has not secured a long-term financing facility that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/ KPMG LLP


Boston, Massachusetts
May 21, 2002

                             ANNIE'S HOMEGROWN, INC.
                                 Balance Sheets
                             March 31, 2002 and 2001


                                                    ASSETS                         2002              2001
                                                                               ------------      ------------
Current assets:
     Cash and cash equivalents                                                 $    212,256            78,823
     Accounts receivable                                                          2,598,635         2,149,513
     Inventory                                                                    1,604,295         1,427,356
     Other assets                                                                    60,351            42,671
                                                                               ------------      ------------
                 Total current assets                                             4,475,537         3,698,363
                                                                               ------------      ------------
Office equipment, plates, and dies                                                  395,532           301,222
Accumulated depreciation                                                           (218,264)         (159,464)
                                                                               ------------      ------------
                 Office equipment, plates, and dies, net                            177,268           141,758
                                                                               ------------      ------------
Goodwill, net                                                                       325,008           300,625
Investment in and advances to joint ventures                                        300,156                --
Other assets                                                                         92,948           121,092
                                                                               ------------      ------------
                 Total assets                                                  $  5,370,917         4,261,838
                                                                               ============      ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                             $    618,645           695,598
     Accounts payable                                                             1,264,450           865,698
     Accrued expenses                                                               440,298           255,505
                                                                               ------------      ------------
                 Total current liabilities                                        2,323,393         1,816,801
                                                                               ------------      ------------
                 Total liabilities                                                2,323,393         1,816,801
                                                                               ------------      ------------
Commitments

Stockholders' equity:
     Series A convertible preferred stock (aggregate liquidation preference $2,472,222), $2.00 par value. Authorized 1,000,000
         shares; issued and outstanding 1,000,000 shares                          2,000,000         2,000,000
     Common stock, $.001 par value. Authorized 10,000,000 shares; issued
         2,316 shares at March 31, 2002 and 2,291 shares at March 31, 2001                2                 2
     Additional paid-in capital                                                   2,817,152         2,717,152
     Accumulated deficit                                                         (1,155,826)       (1,507,913)
     Notes receivable stockholders                                                 (209,309)         (292,158)
     Treasury stock; 112 common shares at cost at March 31, 2002 and 2001          (287,292)         (287,292)
     Deferred compensation                                                         (117,203)         (184,754)
                                                                               ------------      ------------
                 Total stockholders' equity                                       3,047,524         2,445,037
                                                                               ------------      ------------
                 Total liabilities and stockholders' equity                    $  5,370,917         4,261,838
                                                                               ============      ============

See accompanying notes to financial statements.

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Operations
                       Years ended March 31, 2002 and 2001


                                                                                   2002              2001
                                                                               ------------      ------------
Net sales                                                                      $ 14,065,834        11,387,724
Cost of sales                                                                     9,071,975         7,204,031
                                                                               ------------      ------------
                 Gross profit                                                     4,993,859         4,183,693
                                                                               ------------      ------------
Operating expenses:
     Selling                                                                      3,142,087         2,653,102
     General and administrative                                                   1,494,846         1,266,093
                                                                               ------------      ------------
                 Total operating expenses                                         4,636,933         3,919,195
                                                                               ------------      ------------
                 Operating income                                                   356,926           264,498
                                                                               ------------      ------------
Other (expense) income:
     Interest expense                                                               (37,845)          (48,785)
     Interest and other income                                                       34,562            96,384
                                                                               ------------      ------------
                 Other (expense) income                                              (3,283)           47,599
                                                                               ------------      ------------
                 Income before income tax expense                                   353,643           312,097

Income tax expense                                                                    1,556             1,756
                                                                               ------------      ------------
                 Net income                                                    $    352,087           310,341
                                                                               ============      ============
Earnings per common share:
     Basic                                                                     $     161.43            140.87
     Diluted                                                                         127.11            110.44
Weighted average number of shares used in computation of per-share data:
     Basic                                                                            2,181             2,203
     Diluted                                                                          2,770             2,810






See accompanying notes to financial statements.

                             ANNIE'S HOMEGROWN, INC.
                       Statements of Stockholders' Equity
                       Years ended March 31, 2002 and 2001



                                       PREFERRED STOCK          COMMON STOCK     ADDITIONAL
                                    ---------------------      --------------      PAID-IN     ACCUMULATED
                                      SHARES     AMOUNT        SHARES  AMOUNT      CAPITAL       DEFICIT
                                    ---------  ----------      ------  ------     ---------     ---------
Balance at March 31, 2000           1,000,000  $2,000,000       2,291  $    2     2,717,152    (1,818,254)
  Acquisition of treasury stock            --          --          --      --            --            --
  Amortization of deferred
     compensation expense                  --          --          --      --            --            --
  Repayment of stockholders'
     notes                                 --          --          --      --            --            --
  Net income                               --          --          --      --            --       310,341
                                    ---------  ----------      ------  ------     ---------     ---------
Balance at March 31, 2001           1,000,000   2,000,000       2,291       2     2,717,152    (1,507,913)
  Issue of common stock for
     exercise of stock options             --          --          25      --       100,000            --
  Amortization of deferred
     compensation expense                  --          --          --      --            --            --
  Repayment of stockholders'
     notes                                 --          --          --      --            --            --
  Net income                               --          --          --      --            --       352,087
                                    ---------  ----------      ------  ------     ---------     ---------
Balance at March 31, 2002           1,000,000  $2,000,000       2,316  $    2     2,817,152    (1,155,826)
                                    =========  ==========      ======  ======     =========     =========





                                       NOTES           TREASURY STOCK
                                    RECEIVABLE -     -----------------       DEFERRED       STOCKHOLDERS'
                                    STOCKHOLDERS     SHARES   AMOUNT       COMPENSATION        EQUITY
                                    ------------     ------  ---------     ------------     ------------
Balance at March 31, 2000               (458,413)        86  $(200,000)        (246,338)       1,994,149
  Acquisition of treasury stock               --         26    (87,292)              --          (87,292)
  Amortization of deferred
     compensation expense                     --         --         --           61,584           61,584
  Repayment of stockholders'
     notes                               166,255         --         --               --          166,255
  Net income                                  --         --         --               --          310,341
                                    ------------     ------  ---------     ------------     ------------
Balance at March 31, 2001               (292,158)       112   (287,292)        (184,754)       2,445,037
  Issue of common stock for
     exercise of stock options                --         --         --               --          100,000
  Amortization of deferred
     compensation expense                     --         --         --           67,551           67,551
  Repayment of stockholders'
     notes                                82,849         --         --               --           82,849
  Net income                                  --         --         --               --          352,087
                                    ------------     ------  ---------     ------------     ------------
Balance at March 31, 2002               (209,309)       112  $(287,292)        (117,203)       3,047,524
                                    ============     ======  =========     ============     ============

See accompanying notes to financial statements.

                             ANNIE'S HOMEGROWN, INC.
                            Statements of Cash Flows
                       Years ended March 31, 2002 and 2001


                                                                    2002                2001
                                                                 ----------          ----------
Cash flows from operating activities:
     Net income                                                  $  352,087             310,341
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                             78,000              72,000
           Net loss from joint ventures                              20,969                  --
           Stock compensation to outside directors,
              employees, and consultants                            104,864             111,334
           Changes in assets and liabilities:
              Accounts receivable                                  (449,122)         (1,591,590)
              Inventory                                            (176,939)            (82,668)
              Other assets                                           10,464              (3,706)
              Accounts payable                                      398,752             166,433
              Accrued expenses                                      247,430                 368
                                                                 ----------          ----------
                 Net cash provided by (used in)
                    operating activities                            586,505          (1,017,488)
                                                                 ----------          ----------
Cash flows from investing activities:
     Purchase of office equipment, plates, and dies                 (94,310)            (96,872)
     Acquisition of Tamarind Tree brand                             (43,583)            (34,281)
     Investment in and advances to joint venture                   (321,125)                 --
                                                                 ----------          ----------
                 Net cash used in investing activities             (459,018)           (131,153)
                                                                 ----------          ----------
Cash flows from financing activities:
     Notes receivable stockholders                                   82,849              78,963
     Net (payments) borrowings on line of credit                    (76,953)            695,598
     Net proceeds from exercise of stock options                         50                  --
                                                                 ----------          ----------
                 Net cash provided by financing
                    activities                                        5,946             774,561
                                                                 ----------          ----------
                 Net increase (decrease) in cash and
                    cash equivalents                                133,433            (374,080)

Cash and cash equivalents, beginning of year                         78,823             452,903
                                                                 ----------          ----------
Cash and cash equivalents, end of year                           $  212,256              78,823
                                                                 ==========          ==========
Supplemental disclosures of cash flow information:
     Cash paid for interest                                      $   37,313              48,785
     Cash paid for income taxes                                       1,556               1,756
Supplemental disclosure of noncash activities:
     Treasury stock received in exchange for the payment
        of a note receivable stockholder                         $       --              87,292

See accompanying notes to financial statements.

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2002 and 2001


(1)     DESCRIPTION OF BUSINESS

        Annie's Homegrown, Inc. (the Company) is engaged in the manufacture, marketing, and sale of premium all natural and organic macaroni and cheese dinners, all natural pasta meals and other natural and organic food products.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A)     CASH AND CASH EQUIVALENTS

                For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

        (B)     REVENUE RECOGNITION

                During the first two months of fiscal 2001, a majority of the Company's sales were made to Liberty Richter, Inc. (Liberty or distributor) under contract terms allowing certain rights of return on unsold product held by Liberty. The contract called for Liberty to pay the Company based on terms relating to the receipt of the Company's products by Liberty. The Company deferred recognition of such sales until the product was sold by Liberty to its natural and specialty food distributors. As of May 31, 2000, the Company and Liberty mutually terminated this agreement. As a result, the Company's sales are made directly to their customers and are recognized as revenue upon shipment.

        (C)     INVENTORIES

                Inventories are valued at the lower of average cost, using the first-in, first-out (FIFO) method, or market.

        (D)     OFFICE EQUIPMENT, PLATES, AND DIES

                Office equipment, plates, and dies are recorded at cost. The cost of office equipment, plates, and dies is depreciated using accelerated depreciation methods over the estimated useful lives of the related assets, generally five to seven years.

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

                                      F-6                            (Continued)

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2002 and 2001


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

        (G)     EARNINGS PER COMMON SHARE

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

                A reconciliation of the weighted average number of shares outstanding used in the computation of the basic and diluted earnings per share for the years ended March 31, 2002 and 2001 are as follows:

                                                          2002         2001
                                                       ----------   ----------
               Weighted average shares (basic)              2,181        2,203
               Effect of dilutive stock options                89          107
               Assumed conversion of preferred stock          500          500
                                                       ----------   ----------
                  Weighted average shares (diluted)         2,770        2,810
                                                       ==========   ==========

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

        (I)     FAIR VALUE OF FINANCIAL INSTRUMENTS

                The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable approximate fair value because of the short maturity of those instruments.

                                      F-7                            (Continued)

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2002 and 2001


        (J)     STOCK OPTION PLANS

                The Company accounts for its stock-based compensation under the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations and provides disclosure related to its stock-based compensation under the provisions of Financial Accounting Standards Board No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

        (K)     RECLASSIFICATIONS

                Certain reclassifications have been made to the 2001 financial statements to conform to the current year presentation.

        (L)     RECENT ACCOUNTING PRONOUNCEMENTS

                In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES. This issue addressed the recognition, measurement and income statement classification for various types of sales incentives, including discounts, coupons, and rebates. In April 2001, the EITF reached a consensus on Issue No. 00-25, VENDOR INCOME STATEMENT CLASSIFICATION OF CONSIDERATION TO A PURCHASER OF VENDOR'S PRODUCTS OR SERVICES. This issue addresses the income statement classification of consideration a vendor provides to a retailer, other than that directly addressed in Issue No. 00-14, including slotting fees, cooperative advertising arrangements, and buydowns. The Company adopted the consensuses in the fourth quarter of fiscal 2002. The adoption of the consensuses resulted in the following reclassifications in the 2002 income statement. Net sales and operating expenses were reduced by approximately $556,000, $502,000, $456,000, and $797,000 for each three-month period ended June 30, 2001, September 30, 2001, December 31, 2001, and March 31, 2002, respectively. For 2001, net sales and operating expenses were reduced by approximately $2,111,000.

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

                                      F-8                            (Continued)

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2002 and 2001


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

                In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

                As of the date of adoption, the Company will have unamortized goodwill of approximately $325,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $30,000 and $19,200 for the year ended March 31, 2001 and March 31, 2002, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(3)     LIQUIDITY

        The Company's line of credit expires on August 31, 2002 and the Company has begun discussions with the current lender on a securing a new credit facility. However, because the Company's ability to renegotiate and extend its line of credit cannot be assured, the potential impacts on liquidity raise substantial doubt

                                      F-9                            (Continued)

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2002 and 2001


        about the Company's ability to continue as a going concern since the Company's current forecast for the coming year require utilization of the credit facility. Management has begun discussions with the current lender on a new credit facility with principally the same structure as the current credit facility and does not expect to have any difficulty securing a new credit facility on terms acceptable to the Company.

(4)     JOINT VENTURES

        CERES ORGANIC HARVEST, INC.

        In April 2001, the Company and Ceres Organic Harvest, Inc. (the Supplier) entered into a joint venture (Ceres Organic LLC or Ceres) transaction where each company has a 50% ownership interest in the joint venture. The Company accounts for the joint venture under the equity method of accounting. Accordingly, the net profits and net losses of the joint venture for each fiscal year are allocated equally between the Company and the Supplier. Under the joint venture agreement, the Company will provide to the joint venture a $350,000 demand line of credit at the same interest rate as what the Company is charged by its bank. The Company plans to fund the demand line of credit to the joint venture through its existing line of credit. The advances under the demand line of credit are being carried on the Company's books as an investment in and advance to the joint venture.

        For the year ended March 31, 2002, the Company's portion of the results of operations was a loss of $10,611, which is carried as an offset to the investment in and advance to the joint venture on the balance sheet. The Company purchased $581,742 of organic wheat from its joint venture, Ceres Organic LLC, for the year ended March 31, 2002. In addition, the Company recorded $61,966 for management fees as an offset to the Company's general and administrative expenses for the services and expenses provided to the joint venture during the year ended March 31, 2002. As of March 31, 2002, Ceres owed the Company approximately $271,125 under the demand line of credit.

        HOMEGROWN LICENSED BRANDS, INC.

        In July 2001, the Company formed HomeGrown Licensed Brands, Inc., a Delaware corporation (Licensed Brands), as a joint venture with Joseph Viviano, a consultant to the Company. The Company and Mr. Viviano each have a 50% beneficial ownership interest in Licensed Brands. The purpose of Licensed Brands is to manufacture and sell pasta products utilizing trademarks licensed from other companies. Licensed Brands was initially capitalized with $100,000, of which, $50,000 was contributed by the Company. In addition, the two stockholders of Licensed Brands are each obligated to contribute an additional $25,000 if necessary to satisfy the working capital needs of Licensed Brands.

        The Company accounts for the joint venture under the equity method of accounting. For the year ended March 31, 2002, the Company's portion of the results of operations was a loss of $10,358. The Company received $21,000 for management fees as an offset to the Company's general and administrative expenses for the services and expenses provided to the joint venture for the year ended March 31, 2002.

                                     F-10                            (Continued)

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2002 and 2001


(5)     INCOME TAXES

        Income tax expense consists of state taxes of $1,556 and $1,756 in 2002 and 2001, respectively.

        As of March 31, 2002, the Company had the following net operating loss carryforwards for tax purposes:

                                   Federal          $  526,373
                                   State               346,951


        These net operating loss carryforwards are available to offset future federal/state taxable income through 2019. The Company also has alternative minimum tax net operating loss carryforwards of $513,968 as of March 31, 2002, which are available to reduce future federal alternative minimum taxable income through 2019. Pursuant to Section 382 of the Internal Revenue Code, if there is a change in stock ownership of the Company exceeding 50% during a three-year period, the utilization of the Company's net operating loss carryforwards may be limited. The Homegrown Holdings Corp. transaction resulted in a change in stock ownership and, consequently, the Company's net operating losses generated prior to the ownership change are subject to an annual limitation.

        The provision for income taxes for the years ended March 31, 2002 and 2001 differs from the amounts computed by applying the federal statutory rate to pre-tax income due to the following:

                                                            2002        2001
                                                         ----------  ----------
        Federal income tax expense at statutory rate     $  120,239     106,113
        State income taxes, net of federal benefit           13,200      21,846
        Change in federal and state valuation allowance     (97,646)   (160,665)
        Other                                               (34,237)     34,462
                                                         ----------  ----------
                        Actual income tax expense        $    1,556       1,756
                                                         ==========  ==========

                                     F-11                            (Continued)

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2002 and 2001


        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31 are presented below:

                                                            2002        2001
                                                         ----------  ----------
        Deferred tax assets:
           Net operating loss carryforwards              $  289,726     484,344
           Other accrued expenses                           102,846      30,100
           Payroll expense, due to accrual for financial
             reporting purposes                              33,523      56,797
                                                         ----------  ----------
                                                            426,095     571,241

        Valuation allowance                                (327,472)   (425,118)
                                                         ----------  ----------
                                                             98,623     146,123
                                                         ----------  ----------

        Deferred tax liabilities:
           Deferred gain on sale                            (97,497)   (144,339)
           Depreciation and amortization                     (1,126)     (1,784)
                                                         ----------  ----------
                       Net deferred tax asset            $       --          --
                                                         ==========  ==========


        A valuation allowance has been established due to the uncertainty of realizing the net operating loss carryforwards and other deferred tax assets.

        The total federal and state valuation allowance was $327,472 and $425,118 at March 31, 2002 and 2001, respectively.

(6)     RELATED PARTY TRANSACTIONS

        The Company retained Napa Valley Kitchens (NVK) on June 1, 2000 to provide services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances, and marketing support. All promotions and slotting presentation are subject to the Company's approval. NVK is owned by Homegrown Holdings and during the years ended March 31, 2002 and 2001, the Company paid NVK $351,334 and $264,338, respectively, for these services. As of March 31, 2002 and 2001, the Company owed NVK $149,988 and $84,809, respectively, which is included in accounts payable in the accompanying balance sheets.

(7)     DEBT

        On November 3, 2000, the Company entered into a $1,000,000 line of credit with a bank that is secured by all of the assets of the Company. The line of credit provides for interest at prime plus 1% (5.75% at March 31, 2002). On June 15, 2001, the Company increased the line of credit to $1,500,000. At March 31, 2002, the balance on the line of credit is $618,645, leaving $881,355 remaining available under the line of credit. The line of credit expires on August 31, 2002, with renewal provisions on an annual basis, if jointly agreed to by the parties. The Company has begun discussions with the current lender on a new credit facility with principally the same structure as the current credit facility. The Company does not expect to have any difficulty securing a new credit facility on terms acceptable to the Company.

                                     F-12                            (Continued)

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2002 and 2001


(8)     ACCRUED EXPENSES

        Accrued expenses consist of the
         following at March 31:
                                                            2002        2001
                                                         ----------  ----------
        Compensation                                     $   84,379      91,305
        Promotional costs                                   202,126      50,000
        Other                                               153,793     114,200
                                                         ----------  ----------
                                                         $  440,298     255,505
                                                         ==========  ==========

(9)     LEASES

        The Company leases office space under an operating a lease that expires in 2003.

        A schedule of future minimum lease payments under the noncancelable lease is as follows:

                                Year ending March 31:
                                    2003                 $   40,658
                                    2004                      3,400
                                                         ----------
                                                         $   44,058
                                                         ==========

        Total rent expense on operating leases amounted to $53,540 and $52,999 for the years ended March 31, 2002 and 2001, respectively.

(10)    STOCKHOLDERS' EQUITY

        COMMON STOCK

        On March 29, 2002, the Company effected a one-for-two thousand reverse stock split of outstanding shares of common stock, approved by a majority of its stockholders. All share data reflected in these financial statements has been restated for all periods to reflect this reverse stock split.

        Pursuant to the reverse stock split, each holder of at least two thousand shares of the Company's common stock received new shares of common stock, including fractional shares. In the case whereby a stockholder had less than two thousand shares, the stockholder was issued one unit of scrip for each share of common stock. The scrip was issued to fractional shareholders as a result of the reverse stock split bears no voting rights, no rights to dividends and no redemption rights. Each unit of scrip entitles the holder to $6.00 per unit of scrip in the event of a sale, merger or liquidation of the Company (collectively, Corporate Transactions). In the event of a liquidation, the Series A Preferred Stock holds a liquidation preference that is superior to that of the common stock and scrip and amounts to $2,472,222 at March 31, 2002. However, as a result of the reverse stock split transaction, the Company's common stock holders are subordinated to the rights of the scrip holders, who are entitled to a liquidation preference of $575,302 utilizing book value of the Company at March 31, 2002. The units of scrip outstanding were 299,501 as of March 31, 2002.

                                     F-13                            (Continued)

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2002 and 2001


        PREFERRED STOCK

        On December 2, 1999, Homegrown Holdings Corp., purchased one million shares of Series A convertible preferred stock (Preferred Stock) for $2 million. The Preferred Stock, in the aggregate had voting rights equivalent to one million shares of common stock. After the reverse stock split transaction, the preferred stock has the right to be converted into 500 shares of common stock and participates in dividends at the same rate as the common stock. In an event of a liquidation, the Preferred Stock has the liquidation preference of par value plus 10% per annum. Certain mergers, consolidations and sales of assets are treated as liquidations.

        Additionally, effective December 2, 1999, one of the co-founders of the Company and an officer of the Company, who also served as a member of the board of directors, resigned from the Company. As part of an agreement with the co-founder regarding the termination of his employment with the Company, the co-founder executed a separation agreement with the Company, providing for severance payments to him in consideration for a full release of any claims that he may have had against the Company. In connection with the separation agreement, the co-founder rescheduled his debt to the Company arising out of certain advances and loans previously made to him by the Company. The rescheduled obligations are evidenced by an Omnibus secured promissory note (the Promissory Note), which bears interest at the rate of 9% per annum. The promissory note is secured by the co-founder's right to payment under his stock collar agreement with Homegrown Holdings. The note will be repaid over five years in quarterly installments commencing December 2, 1999.

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

(11)    STOCK OPTION PLANS

        1996 STOCK OPTION PLAN

        In October 1996, the Company adopted the 1996 stock option plan. Under this plan, the Company has authorized 100 shares to be granted as stock options to employees, directors and consultants. The board of directors administers the plan, selects individuals to whom options will be granted and determines the number of options, the exercise price and the vesting terms of each option. Additionally, the vesting terms are also subject to acceleration upon the occurrence of certain events. During the year ended March 31, 2002, 8 options were granted to employees with an exercise price of $20.00 per share.

        In connection with the granting of these options, the Company recorded deferred compensation expense of $357,672 for the difference between the exercise price and the fair value of the Company's common stock (determined by reference to third party transactions) at the date of grant. This amount is being amortized to compensation expense over the vesting of the individual options on a straight-line basis for each portion of the options that vest in each year. Deferred compensation expense recognized for the years ended March 31, 2002 and 2001 amounted to $67,551 and $61,584, respectively.

                                     F-14                            (Continued)

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2002 and 2001


        As of March 31, 2002, 90 options were issued under this plan.

        1999 OMNIBUS STOCK OPTION PLAN

        In July 1999, the Company adopted the 1999 Omnibus Stock Option Plan that permits the Company to grant stock options to employees, directors, and consultants. Under this plan, the Company has authorized 238 shares to be granted as stock options. The board of directors administers the plan, selects the individuals to whom the options will be granted and determines the number of options, the exercise price and vesting terms of each option. Additionally, the vesting period is not more than six years after the grant date of the option and can be subject to acceleration upon the occurrence of certain events. During the years ended March 31, 2002 and 2001, 14 and 3 options were granted to employees with an exercise price of $4,000 per share, respectively. The exercise price related to these options equaled the fair value of the Company's common stock at the date of grant. Accordingly, the Company has not recorded any compensation expense.

        In addition, during the year ended March 31, 2000, the Company granted 25 options to a consultant with an exercise price of $20.00 per option in exchange for services to be rendered over a two-year period which were exercised as of March 31, 2002. The cost of these services is based on the fair value of the options issued in exchange for the receipt of such services. The fair value of the options represents the difference between the exercise price and the fair value of the Company's common stock. The Company will accrue for the expense over the period during which the services are provided. For the years ended March 31, 2002 and 2001, the Company recognized $37,313 and $49,750 of expense related to these services, respectively.

        As of March 31, 2002, 204 options were issued under this plan.

        1999 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

        In July 1999, the Company adopted the 1999 Non-Employee Directors' Stock Option Plan. Under this plan, the Company has authorized 50 shares to be granted to directors that are not employees of the Company in lieu of compensation for service as a member of the board of directors. All eligible individuals are granted 4 stock options for service on the board of directors and 2 stock options for each committee on which the individual serves. The exercise price of the stock options is equal to the fair market value of the Company's common stock on the date of the grant. The stock options vest on the last day of service to which the stock option grant relates to and have an exercise period of five years from the grant date of the stock options.During the years ended March 31, 2002 and 2001, 9 and 11 options were granted to directors with an exercise price of $4,000 per share, respectively. The exercise price related to these options equaled the fair value of the Company's common stock at the date of grant. Accordingly, the Company has not recorded any compensation expense.

        As of March 31, 2002, 29 options were issued under this plan.

                                     F-15                            (Continued)

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2002 and 2001


        A summary of changes in common stock options is as follows:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      EXERCISE
                                                          NUMBER OF  PRICE PER
                                                           SHARES      SHARE
                                                         ----------  ----------
        Outstanding at March 31, 2000                           303  $ 2,590.39
           Options granted                                       14    4,000.00
           Options exercised                                     --          --
           Options expired/canceled                              --          --
                                                         ----------  ----------
        Outstanding at March 31, 2001                           317    2,653.54

           Options granted                                       31    3,013.22
           Options exercised                                     25       20.00
           Options expired/canceled                              --          --
                                                         ----------  ----------
        Outstanding at March 31, 2002                           323    2,891.34
                                                         ==========  ==========

        The following table summarizes information about fixed stock options outstanding at March 31, 2002:

                                      OPTIONS OUTSTANDING AND EXERCISABLE
                      ------------------------------------------------------------------
      RANGE OF        NUMBER OUTSTANDING   WEIGHTED AVERAGE REMAINING   WEIGHTED AVERAGE
  EXERCISE PRICES     AT MARCH 31, 2002        CONTRACTUAL LIFE          EXERCISE PRICE
-------------------   ------------------   --------------------------   ----------------
$       20.00                  53                  91 months             $        20.00
     4,000.00                 156                  84 months                   4,000.00
                      ------------------
$ 20.00 to 4,000.00           209                                              2,991.85
                      ==================


        The Company applies APB Opinion No. 25 and related interpretations for its stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, the Company's net income and income per share would have been decreased to the pro forma amounts indicated below:

                                                            2002        2001
                                                         ----------  ----------
        Net income as reported                           $  352,087     310,341
                                                         ==========  ==========
        Pro forma net income (loss)                      $  197,394     262,111
                                                         ==========  ==========

        The fair value of each option grant is estimated on the date of grant using the minimum value method and the risk-free interest rate for investment instruments with maturities similar to the lives of the options

                                     F-16                            (Continued)

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2002 and 2001


        granted. For options granted during the year ended March 31, 2002, a ten-year life and an interest rate of 5.44% were used to value the options. For options granted during the year ended March 31, 2001, a ten-year life and an interest rate of 4.95% were used to value the options.

(12)    RAW MATERIALS FOOD COMPANY

        As of June 30, 1999, the Company reached an agreement with the remaining founder of Raw Materials to sell back to such founder the common stock of Raw Materials previously owned by the Company. In payment for the common stock, the founder returned to the Company 15 shares of Company common stock issued to him as consideration for the original acquisition of Raw Materials and a note in the amount of $77,000.

        In connection with the sale of the common stock of Raw Materials, the Company recognized a gain of $62,121 during the year ended March 31, 2000, which represents the amount by which the fair value (determined by the most recent independent appraisal) of the 15 shares of Annie's Homegrown, Inc. exceeded the net assets sold. The Company has deferred any gain recognition of the $77,000 note receivable from Raw Materials until such time as cash flows from Raw Materials' operating activities are sufficient to fund the repayment of the note. During the years ended March 31, 2002 and 2001, the Company recognized $0 and $14,549 in other income relating to cash repayments on the note receivable, respectively. At March 31, 2002, the remaining balance of the note is $48,183.

(13)    ACQUISITION OF TAMARIND TREE

        On August 27, 1998, the Company acquired certain assets of The Tamarind Tree Ltd. (Tamarind Tree) and royalties are payable by the Company to Tamarind Tree for five years at the rate of 6% annually on "adjusted net sales." Additionally, overrides are payable by the Company to Tamarind Tree for five years at the rate of 2% of all sales of certain products and sales in excess of a certain minimum amount of other products. The royalty payments will be accounted for as additional consideration for the purchase of the assets acquired and will be recorded as additional goodwill as the future royalties are earned. Royalty payments in 2002 and 2001 amounted to $43,583 and $34,281, respectively.

(14)    SUPPLIER/SOURCES OF SUPPLY

        Three vendors accounted for 37% of accounts payable at March 31, 2002, and four vendors accounted for 45% of accounts payable at March 31, 2001.

(15)    LIBERTY DISTRIBUTION AGREEMENT

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

                                     F-17                            (Continued)

                             ANNIE'S HOMEGROWN, INC.
                          Notes to Financial Statements
                             March 31, 2002 and 2001


        Liberty distributed and sold the Company's products within the territory utilizing its own sales force and sub distributors that they maintain. In addition, Liberty provided other services such as order processing, invoicing, record management, sales coverage, broker management, promotion execution, management of sales allowances, and trade show participation. All promotions and slotting presentations as well as sub distributors and brokers were subject to the Company's approval.

        Under the Liberty Agreement, Liberty had to distribute any new products that the Company chose to distribute through their channels unless Liberty had a pre-existing non compete provision with another vendor. In July 1999, the Company and Liberty modified their master distribution agreement to permit the Company to sell its products directly to supermarket chains that do not buy through distributors in the New England and West Coast regions. The contract expired on December 31, 1999 with automatic renewals scheduled on a year-to-year basis. On May 31, 2000, the Company and Liberty mutually agreed to terminate the distribution agreement. According to the agreement, Liberty ceased representing the Company and the Company reimbursed Liberty in the amount of approximately $450,000 for all their salable products remaining at Liberty's warehouse. In addition, the Company paid to Liberty the balance of Liberty's anticipated earnings of approximately $185,000 from the distribution agreement through the calendar year 2000. These payments had no material impact on the Company's financial position during the fiscal year ended March 31, 2001.