Form 10KSB/A
period 2002-03-31
ANNIES HOMEGROWN INC
filed 2002-08-06
CIK 890818

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

                                                 ANNIE'S HOMEGROWN, INC.
                                                 Registrant

                                                 /s/ Paul B. Nardone
                                                 ----------------------------
                                                 Paul B. Nardone, President
                                                 and Chief Executive Officer

                                                 August 6, 2002
                                                 ----------------------------
                                                 Date

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

SIGNATURE                   TITLE                                  DATE
---------                   -----                                  ----

/s/ Paul B. Nardone         President, Chief Executive Officer   August 6, 2002
-------------------------   and Director (Principal Executive
Paul B. Nardone             Officer)


/s/ Ann E. Withey           Founder & Director                   August 6, 2002
by Neil Raiff under p/o/a
-------------------------
Ann E. Withey


/s/ John Foraker            Chairman of the Board                August 6, 2002
by Neil Raiff under p/o/a
-------------------------
John Foraker


/s/ Neil Raiff              Chief Financial Officer, Treasurer   August 6, 2002
-------------------------   and Secretary (Principal Financial
Neil Raiff                  and Accounting Officer)



/s/ Ronald Cheney           Director                             August 6, 2002
by Neil Raiff under p/o/a
-------------------------
Ronald Cheney


                            Director
-------------------------
E. Michael Moone


/s/ Ellen Ambrose           Director                             August 6, 2002
by Neil Raiff under p/o/a
-------------------------
Ellen Ambrose





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Annie's Homegrown, Inc. (the "Company") on Form 10-KSB/A for the period ended March 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



/s/ Paul B. Nardone                                        Dated: August 6, 2002
-------------------------------------                             --------------
Paul B. Nardone
President and Chief Executive Officer


/s/ Neil Raiff                                             Dated: August 6, 2002
-------------------------------------                             --------------
Neil Raiff
Chief Financial Officer

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